Form 10-Q
period 1995-03-31
LMR LAND CO LTD /TN/
filed 1995-05-12
CIK 809938

            FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549



                                    FORM 10-Q



                                    (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 1995

                                         or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to _______________


Commission File Number: 33-11396-A


                            LMR LAND COMPANY, LTD.
                (Exact name of Registrant as specified in its charter)


        Tennessee                                                62-1299384
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                               Identification)


One Belle Meade Place, 4400 Harding Road, Suite 500, Nashville, Tennessee 37205
(Address of principal executive office)                             (Zip Code)

                                  (615)  292-1040
               (Registrant's telephone number, including area code)

Suite 345, 222 Third Avenue North, Nashville, Tennessee 37201
(Former name, former address and former fiscal year, if changed since last report.)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.


                                 YES    X     NO  ___

                         PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                              LMR LAND COMPANY, LTD.
                       (A Tennessee Limited Partnership)


                             FINANCIAL STATEMENTS
                 For The Three Months Ended March 31, 1995


                                     INDEX



        Financial Statements:

              Consolidated Balance Sheets                   3
              Consolidated Statements of Operations         4
              Consolidated Statements of Cash Flows         5
              Notes to Financial Statements                 6



                             LMR LAND COMPANY, LTD.
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                 March 31,       December 31,
                                                   1995              1994
                                              -------------      -------------

                                    ASSETS

CASH                                          $    443,511       $    484,714

RECEIVABLE FROM AFFILIATE                           42,476             42,476

LAND HELD FOR INVESTMENT                         3,974,437          3,974,437

            Total Assets                      $  4,460,424       $  4,501,627
                                                 ==========        ==========



                       LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE                                $    15,893       $    13,949

ACCRUED PROPERTY TAXES                                 -               52,985

DEPOSITS ON LAND SALE CONTRACTS                      55,000            22,500

PARTNERS' EQUITY                                  4,389,531         4,412,193

   Total Liabilities & Partners' Equity        $  4,460,424      $  4,501,627
                                                 ==========        ==========










                      See notes to financial statements.





                             LMR LAND COMPANY, LTD.
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                              Quarter and
                                                          Year to Date Ending
                                                               MARCH 31,
                                                         _____________________

                                                            1995         1994
                                                            ____         ____

REVENUE:

  Land Sales
     Sale Proceeds                                    $             $  58,715
     Cost of Land Sold                                                (12,786)
     Closing Costs                                                     (2,611)

     Gain on Sale                                                      43,318

         Total Revenue                                $      -      $  43,318


EXPENSES:

  Property Taxes                                                          -
  Management Fees                                          3,500        3,500
  Legal & Accounting Fees                                 13,400          400
  General & Admin. Expenses                                  664          402
  Other Operating Expenses                                 5,098        6,703
  Amortization                                               -            -

       Total Expenses                                   $ 22,662   $   11,005


NET INCOME (LOSS)                                       $(22,662)  $   32,313









                       See notes to financial statements



                             LMR LAND COMPANY, LTD.
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                      Year-to-date
                                                        MARCH 31,
                                                 __________________________

                                                   1995               1994
                                                   ____               ____
Cash Flows from Operating Activities:

  Net Income                                   $(22,662)           $ 32,313
  Adjustments to reconcile Net Income
  to Net Cash used in Operating Activities:
        Change in Accounts Payable                1,944              12,101
        Change in Accrued Property Taxes        (52,985)            (48,422)
        Gain on Sale                               -                (25,318)
        Increase in Deposits                     32,500                 -

        Total Adjustments                       (18,541)            (61,639)

        Net Cash used in Operating Activities   (41,203)            (29,326)

Cash Flows from Investing Activities:

  Proceeds from Land Sale                          -                 38,104

  Net Cash provided by Investing Activities        -                 38,104

        Net Increase/(Decrease) in Cash and
          Cash Equivalents                      (41,203)              8,778


CASH AT JANUARY 1,                              484,714             481,416

CASH AT MARCH 31,                             $ 443,511           $ 490,194
                                               ========            ========


                      See notes to financial statements.


                             LMR LAND COMPANY, LTD.
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Three Months Ended March 31, 1995
                                  (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1994. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1995 may not be indicative of the results that may be expected for the year ending December 31, 1995.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations as described in the Prospectus dated April 22, 1986. Compensation earned for these services in the first three months were as follows:

                                                 1995              1994
                                               ________          ________
        Management Fees                       $3,500              $3,500
        Accounting Fees                          400                 400



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1995.

There have not been sales during the first quarter of 1995, although the Registrant has received a contract for the sale of approximately 16 acres for the Lebanon Property for a price of about $600,000. The potential purchaser is an apartment developer. This sale is expected to close in the third quarter. The Registrant continues to work with the developer on the contract for the entire Macon Property. As of May 1, 1995, the Registrant has received a total of $75,000 in non-refundable earnest money. There are several contingencies for these sales to close. Therefore, there can be no assurances that the contingencies will be met and that the sales will close.

Operating expenses of the Registrant are comparable to the prior year's quarter except for the increase in legal and accounting fees. This increase is due to timing of audit and tax bills. The actual increase in audit and tax preparation fees was minimal.

FINANCIAL CONDITION

DEVELOPMENT

The City of Lebanon continues to develop a road through the Registrant's Lebanon Property. The City will fund the construction. The Registrant is working with the City on the location of the road on the Property.

There is currently no development on the Macon Property.

LIQUIDITY

At May 1, 1995, the Registrant had approximately $456,000 in cash reserves. These funds are expected to be sufficient through 1995.

                         PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits

          Exhibit 27 - Financial Data Schedule for First Quarter of 1995

  (b)  No 8-K's have been filed during this quarter.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    LMR LAND COMPANY, LTD.

                                    By:   222 LMR, LTD.
                                          General Partner


                                          By:222 PARTNERS, INC.
                                             General Partner



Date: May 11, 1995                        By:/s/ Steven D. Ezell
                                             ___________________
                                                Steven D. Ezell
                                                President



Date: May 11, 1995                        By:/s/ Michael A. Hartley
                                             ______________________
                                                Michael A. Hartley
                                                Secretary/Treasurer