Form 10-Q
period 1995-06-30
LMR LAND CO LTD /TN/
filed 1995-08-14
CIK 809938

            FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549



                                    FORM 10-Q



                                    (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 1995

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


                             FINANCIAL STATEMENTS
                 For The Six Months Ended June 30, 1995


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



                             LMR LAND COMPANY, LTD.
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                 June 30,       December 31,
                                                   1995              1994
                                              -------------      -------------

                                    ASSETS

CASH                                          $   496,463        $    484,714

RECEIVABLE FROM AFFILIATE                          40,627              42,476

LAND HELD FOR INVESTMENT                        3,974,437           3,974,437
                                               __________          __________
            Total Assets                      $ 4,511,527        $  4,501,627
                                               ==========          ==========



                       LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE                                $   13,993        $    13,949

ACCRUED PROPERTY TAXES                                -                52,985

DEPOSITS ON LAND SALE CONTRACTS                     75,000             22,500

PARTNERS' EQUITY                                 4,422,534          4,412,193
                                                 __________        __________
   Total Liabilities & Partners' Equity        $ 4,511,527       $  4,501,627
                                                 ==========        ==========










                      See notes to financial statements.





                             LMR LAND COMPANY, LTD.
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                             Quarter Ending              Year to Date Ending
                               JUNE 30,                        JUNE 30,
                          ____________________          _____________________

                           1995          1994               1995         1994
                           ____          ____               ____         ____

REVENUE:

  Land Sales
     Sale Proceeds     $    -       $    -               $   -        $58,714
     Cost of Land Sold      -            -                   -          2,611
     Closing Costs          -            -                   -         12,786
                         ______       ______              ______       ______
     Gain on Sale           -            -                   -         43,317

     Interest            13,118        7,027              13,118        7,027
     Miscellaneous       30,722       10,000              30,722       10,000
                         ______       ______              ______       ______
         Total Revenue  $43,840      $17,027             $43,840      $60,344

EXPENSES:

  Property Taxes            (45)         (54)                272          (54)
  Management Fees         3,500        3,500               7,000        7,000
  Legal & Accounting
     Fees                 2,150       14,668              15,550       15,068
  General & Admin.
     Expenses               227        1,897                 891        2,299
  Other Operating
     Expenses             5,005        5,870               9,786       12,573
                         ______       ______              ______       ______
       Total Expenses   $10,837      $25,881             $33,499      $36,886
                         ______       ______              ______       ______
NET INCOME (LOSS)       $33,003      $(8,854)            $10,341      $23,458









                       See notes to financial statements



                             LMR LAND COMPANY, LTD.
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                      Year-to-date
                                                        JUNE 30,
                                                 __________________________
                                                   1995               1994
                                                   ____               ____
Cash Flows from Operating Activities:

  Net Income                                   $ 10,341             $23,458
  Adjustments to reconcile Net Income
  to Net Cash used in Operating Activities:
        Change in Accounts Payable                   44               2,372
        Change in Accrued Property Taxes        (52,985)            (48,422)
        Gain on Sale                               -                (43,317)
        Increase in Deposits                     52,500                -
        Change in Receivable                      1,849                -
                                                 ______              ______
        Total Adjustments                         1,408             (89,367)

        Net Cash provided by (used
         in) Operating Activities                11,749             (65,909)

Cash Flows from Investing Activities:

  Proceeds from Land Sale                          -                 56,103
  Land Improvements                                -                (20,000)
                                                ______               ______
  Net Cash provided by Investing Activities        -                 36,103

        Net Increase/(Decrease) in Cash and
          Cash Equivalents                      11,749              (29,806)


CASH AT JANUARY 1,                             484,714              481,416

CASH AT JUNE 30,                              $496,463             $451,610
                                              ========             ========


                      See notes to financial statements.


                             LMR LAND COMPANY, LTD.
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 1995
                                  (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1994. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 1995 may not be indicative of the results that may be expected for the year ending December 31, 1995.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations as described in the Prospectus dated April 1, 1987. Compensation earned for these services in the first six months were as follows:

                                                 1995              1994
                                               ________          ________
        Management Fees                       $  3,500            $3,500
        Accounting Fees                          1,600             1,600



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1995.

There have been no sales during the first six months of 1995. During the second quarter, the Registrant received a $30,722 refund of excess construction escrow funds related to the sale of the Roanoke Property in 1993. This deposit was recorded as miscellaneous income as it reduces the cost of land sold.

The Registrant has received a contract for the sale of approximately 16 acres for the Lebanon Property for a price of about $600,000. The potential purchaser is an apartment developer. This sale is expected to close in the third quarter. The Registrant continues to work with the developer on the
contract for the entire Macon Property.   As of June 30, 1995, the Registrant
received a total of  $75,000 in  non-refundable  earnest  money.  There  are
several contingencies for  these  sales to  close.   Therefore, there can be
no assurances that the contingencies will be met and that the sales will close.

Operating expenses of the Registrant are comparable to the prior year's quarter and are not expected to fluctuate significantly in the future.

FINANCIAL CONDITION

DEVELOPMENT

The City of Lebanon continues to develop a road through the Registrant's Lebanon Property. The City will fund the construction. The Registrant is working with the City on the location of the road through the Property.

There is currently no development on the Macon Property.

LIQUIDITY

At July 1, 1995, the Registrant had approximately $496,000 in cash reserves. These funds are expected to be sufficient through 1995.

                         PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits

          Exhibit 27 - Financial Data Schedule for Second Quarter of 1995


  (b)  No 8-K's have been filed during this quarter.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    LMR LAND COMPANY, LTD.

                                    By:   222 LMR, LTD.
                                          General Partner


                                          By:222 PARTNERS, INC.
                                             General Partner



Date: August 11, 1995                     By:/s/ Steven D. Ezell
                                             ___________________
                                                Steven D. Ezell
                                                President



Date: August 11, 1995                     By:/s/ Michael A. Hartley
                                             ______________________
                                                Michael A. Hartley
                                                Secretary/Treasurer