Form 10-Q
period 1995-09-30
LMR LAND CO LTD /TN/
filed 1995-11-14
CIK 809938

            FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549



                                    FORM 10-Q



                                    (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 30, 1995

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


                             FINANCIAL STATEMENTS
                 For The Nine Months Ended September 30, 1995


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



                             LMR LAND COMPANY, LTD.
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                              September 30,       December 31,
                                                   1995              1994
                                              -------------      -------------

                                    ASSETS

CASH                                          $  513,647         $    484,714

RECEIVABLE FROM AFFILIATE                         40,627               42,476

LAND HELD FOR INVESTMENT                       3,974,437            3,974,437

            Total Assets                      $4,528,711         $  4,501,627
                                               ==========          ==========



                       LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE                              $   13,329         $     13,949

ACCRUED PROPERTY TAXES                            31,873               52,985

DEPOSITS ON LAND SALE CONTRACTS                  100,000               22,500

PARTNERS' EQUITY                               4,383,509            4,412,193

   Total Liabilities & Partners' Equity       $4,528,711         $  4,501,627
                                               ==========          ==========










                      See notes to financial statements.





                             LMR LAND COMPANY, LTD.
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                             Quarter Ending              Year to Date Ending
                              SEPTEMBER 30,                 SEPTEMBER 30,
                            ________________            _____________________

                           1995          1994               1995         1994
                                                            ____         ____

REVENUE:

  Land Sales
     Sale Proceeds      $   -            5,000               -          63,714
     Cost of Land Sold      -             -                  -         (12,786)
     Closing Costs          -             -                  -          (2,611)

     Gain on Sale           -             -                  -          48,317

     Interest               -             -                13,118        6,941
     Miscellaneous          250           -                30,972       10,000

         Total Revenue      250          5,000             44,090       65,258

EXPENSES:

  Property Taxes         31,326            399             31,598          345
  Management Fees         3,500          3,500             10,500       10,500
  Legal & Accounting
     Fees                   923            400             16,473       15,468
  General & Admin.
     Expenses             2,188            570              3,079        2,869
  Other Operating
     Expenses             2,268          7,274             11,124       19,847

       Total Expenses    40,205         12,143             72,774       49,029

NET INCOME (LOSS)       (39,955)        (7,143)           (28,684)      16,229









                       See notes to financial statements

       5,


                             LMR LAND COMPANY, LTD.
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                        Year-to-date
                                                        SEPTEMBER 30,
                                                 __________________________
                                                   1995               1994
                                                   ____               ____
Cash Flows from Operating Activities:

  Net Income                                   $ (28,684)         $  16,229
  Adjustments to reconcile Net Income
  to Net Cash used in Operating Activities:
        Change in Accounts Payable                  (620)             2,102
        Change in Accrued Property Taxes         (21,112)           (48,422)
        Increase in Deposits                      77,500               -
        Gain on Land Sale                           -               (48,317)
        Change in Receivable                       1,849               -

        Total Adjustments                         57,617            (94,637)

        Net Cash provided by (used
         in) Operating Activities                 28,933            (78,408)

Cash Flows from Investing Activities:

        Proceeds from Land Sale                     -                61,103
        Land Improvements                           -               (20,000)

        Net Cash provided by
         Investing Activities                       -                41,103

       Net increase/decrease in Cash
         and Cash Equivalents                     28,933            (37,305)



CASH AT JANUARY 1,                               484,714            481,416

CASH AT SEPTEMBER 30,                          $ 513,647          $ 441,111
                                                ========           ========


                      See notes to financial statements.


                             LMR LAND COMPANY, LTD.
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Nine Months Ended September 30, 1995
                                  (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1994. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ended September 30, 1995 may not be indicative of the results that may be expected for the year ending December 31, 1995.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

                                                 1995              1994
                                               ________          ________
        Management Fees                       $  10,500          $10,500
        Accounting Fees                           2,000            1,850



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1995.

There have been no sales during 1995.   In May 1995 the Registrant received a
$30,722 refund of excess construction escrow funds related to the 1993 sale of the Roanoke Property. This deposit was recorded as miscellaneous income.

The Registrant has received a contract for the sale of approximately 14 acres for the Lebanon Property for a price of about $560,000. The potential purchaser is an apartment developer. The Registrant continues to work with the developer on the contract for the entire Macon Property. As of September 30, 1995, the Registrant had received a total of $100,000 in non-refundable earnest money. There are several contingencies for these sales to close. Therefore, there can be no assurances that the contingencies will be met and that the sales will close.

Operating expenses of the Registrant are comparable to the prior year except for the increase in interest income which is due to the Registrant's higher cash balances. The increase in property tax expense is the result of a timing difference in the accrual of the tax liability.

FINANCIAL CONDITION

DEVELOPMENT

The City of Lebanon continues to develop a road through the Registrant's Lebanon Property. The City will fund the construction. The Registrant is working with the City on the location of the road through the Property.

There is currently no development on the Macon Property.

LIQUIDITY

At September 30, 1995, the Registrant had approximately $513,647 in cash reserves. These funds are expected to be sufficient through 1995.

                         PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits

       Exhibit 27 - Financial Data Schedule for Third Quarter of 1995

  (b)  No 8-K's have been filed during this quarter.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    LMR LAND COMPANY, LTD.

                                    By:   222 LMR, LTD.
                                          General Partner


                                          By:222 PARTNERS, INC.
                                             General Partner



Date:  November 13, 1995                  By:/s/ Steven D. Ezell
                                             ___________________
                                                Steven D. Ezell
                                                President



Date:  November 13, 1995                  By:/s/ Michael A. Hartley
                                             ______________________
                                                Michael A. Hartley
                                                Secretary/Treasurer