Form 10-K405
period 1995-12-31
LMR LAND CO LTD /TN/
filed 1996-03-29
CIK 809938

                                      UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                        FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
                                For the fiscal year ended
                                    December 31, 1995

                                           or

[ ] Transition Report to Section 13 or 15(d) of the
Securities Exchange Act of 1934
[Fee Required]
For the transition period from _________ to __________

                                 Commission File Number
                                       33-11396-A


                                 LMR LAND COMPANY, LTD.
                 (Exact name of Registrant as specified in its charter)


      Tennessee                                               62-1299384
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number.)

One Belle Meade Place, 4400 Harding Road, Suite 500,Nashville, Tennessee 37205
(Address of principal executive office)          (Zip Code)

Registrant's telephone number, including area code:  (615) 292-1040

Securities registered pursuant to Section 12(b) of the Act:

                 Title of each class              Name of each exchange
                                                   on which registered
                      None                                 None

                Securities registered pursuant to Section 12(g) of the Act:
                          UNITS OF LIMITED PARTNERSHIP INTEREST
                                    (Title of Class)



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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                           [ X ]

         The aggregate sales price of the Units of Limited
Partnership Interest to non-affiliates was $7,500,000 as of February 29, 1996. This does not reflect market value, but is the price at which these Units of Limited
Partnership Interest were sold to the public. There is no current market for these Units.

                           DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference in Part IV:

Prospectus of Registrant, dated April 1, 1987, as filed pursuant to Rule 424(b) of the Securities and Exchange
Commission.

                                         PART I
Item 1.  Business

         LMR Land Company, Ltd. ("Registrant"), is a
Tennessee limited partnership organized on December 22, 1986, pursuant to the provisions of the Tennessee
Uniform Limited Partnership Act, Chapter 2, Title 61,
Tennessee Code Annotated, as amended.  The General
Partner of Registrant is 222 LMR, Ltd.

         Registrant's primary business is to acquire, own, and hold for investment certain undeveloped real properties located in Lebanon, Tennessee; Macon, Georgia; and Roanoke, Virginia (collectively, the
"Property"). Registrant's investment objectives are preservation of investment capital and appreciation of the value of the Property due to development of the surrounding areas and the completion of improvements to the Properties prior to resale.

Financial Information About Segment

         The Registrant's activity, investment in land, lies within the domestic United States and is within one industry segment. Therefore, financial data relating to the geographic area and industry segment is included in Item 6 - Selected Financial Data.

Narrative Description of Business

         At December 31, 1995, the Registrant is holding for investment approximately 50 acres of land in Lebanon, Tennessee (the "Lebanon Property") and 114 acres of land in Macon, Georgia (the "Macon Property").

Lebanon

         The Lebanon Property consists of a 48 acre tract of land zoned for medium density residential and professional offices. The property is served by all public utilities. This type of zoning permits a wide variety of uses. The Lebanon Property is included in the Castle Heights Development and is contiguous to Property owned by an affiliate sharing a related
General Partner. In 1994, the City of Lebanon agreed to extend a road through the Registrant's property.
The road is expected to be complete by mid-year 1996.

         The Lebanon Property continues to have minimal competition in the city. There has been some residential development on the outer edges of the city, but there is no other mixed-use development in the city. The affiliated Partnership contiguous to the Lebanon Property owns building and the land immediately around the buildings and therefore does not compete with the Registrant for undeveloped land sales.

Macon

         The Macon property consists of 114 acres at
December 31, 1995. The property is located at the
intersection of Eisenhower Parkway and Log Cabin Road
southwest of downtown Macon. The property is zoned for
retail, service center and service warehouse type uses.
The property is served by municipal gas, electricity,
water and sewer. No development has occurred on the
Property.   The Registrant has accepted a contract from
a developer for all of the Macon property.  The
Registrant has received $100,000 in earnest money deposits as of December 31, 1995. The contract, for $50,000 an acre, is due to expire in March 1996 and the developer has asked for another extension. This contract is subject to contingencies. There can be no assurances that the contingencies will be met and the sale will close.

         The Registrant has no employees. Program management services are being provided under a contractual agreement with Landmark Realty Services
Corporation, an affiliate of the General Partner.

Item 2. Properties

         As of December 31, 1995, Registrant owned approximately 162 acres of undeveloped land. For further information concerning the Property, reference is made to the material in Item 1.

Item 3. Legal Proceedings

         Registrant is not a party to, nor is any of Registrant's property the subject of, any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security
Holders

         The security holders of Registrant did not vote on any matter during the fiscal year covered by this report.

                                         PART II

Item 5.  Market for Registrant's Units of Limited
Partnership
          Interest and Related Security Holder Matters

         There is no established market for the Units and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on April 1, 1987 of 7,500 Units of Limited
Partnership Interests. The offering of $7,500,000 was fully subscribed and closed on June 8, 1987. As of February 29, 1996 there were 614 holders of record of the 7,500 Units of Limited Partnership Interests.

         There were no cash distributions to the Limited
Partners during 1995. There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership
Agreement.


Item 6.  Selected Financial Data

                                  For the Year ended
                                  December 31,

                       1995         1994        1993         1992        1991
Total Income        $57,641      $76,055     $46,443     $269,614    $209,493
Net Earnings(Loss)  (47,591)     (32,783)    (90,024)     128,165      67,286
Net Earnings(Loss)    (6.35)       (4.37)     (12.00)       17.09        8.97
    per unit
Total Assets      4,499,958    4,501,627   4,504,976    5,445,499   6,533,028
Cash Distributions     -            -            120          160          30
      per unit

Item 7.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

1995 Sales

         There were no sales during 1995. In May 1995, the Registrant received a $30,722 refund of excess construction escrow funds related to the 1993 sale of the Roanoke property. The deposit was recorded as miscellaneous income.

         The Registrant accepted a contract for the entire
Macon property in 1994 and continues to work with the developer on this contract. As of December 31, 1995, the Registrant had received a total of $100,000 in non-refundable earnest money for the Macon contract. There are several contingencies for this sales to close.
There can be no assurance that the contingencies will be met and the sale will close. A contract for 14 acres of the Lebanon Property expired due to development plans not receiving required city government approval.

1994  Sales

         During 1994, the Registrant sold approximately one
acre of the Lebanon property for gross proceeds of
$45,714.   These proceeds were reserved to meet
operating costs. The Registrant also received $18,000 in additional sale proceeds from the Kroger sale in 1993. This late receipt was the remaining balance in a construction escrow set up at the date of sale in 1993.

1995 Versus 1994

         There have been no significant changes in the Registrant's operations. The increase in interest income is due to higher cash balances.

1994 Versus 1993

         The change in sales is due to the difference in number of acres sold in 1994 and 1993. One acre was sold in 1994 for gross proceeds of $63,714 as compared to 22 acres in 1993 for gross proceeds of $1,515,372.
The decline in property maintenance costs is due to the lack of development on the Lebanon Property and the minimal sales activity during the year. Property tax expense is lower due to a reduction in Lebanon taxes.

Financial Condition

Development

           During 1994, the City of Lebanon agreed to extend a road through the Registrant's Property.
Although the city has agreed to fund the construction, the Registrant was asked to fund a $20,000 bond securing the contractor. The General Partner expects the return of these bond proceeds upon completion of the work. As of December 31, 1995, work had begun on this road and it is expected to be finished mid-year
1996.

Liquidity & Capital Resources

         As of December 31, 1995 the Registrant had a cash balance of $484,893. This level is expected to be sufficient to cover operating expenses for 1996. The receivable from an affiliated party totalling $40,628 at December 31, 1995 consists of shared development expenses incurred on the Lebanon property. The
Registrant collected $1,848 of the receivable in 1995.
The Registrant will collect this receivable in partial payments as the affiliate sells land.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.
121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (Statement
121). It requires that long-lived assets that are to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. If quoted prices are not available, the estimated fair value is determined using the best information available. After implementation, any material impairments must be recorded to reflect an excess of the carrying amount over the estimated fair value.

Statement 121 is applicable for fiscal years beginning after December 15, 1995, and it will be implemented by the Registrant effective January 1, 1996.
Implementation of Statement 121 is not expected to have a material impact on the financial statements of the Registrant.

Item 8. Financial Statements and Supplementary Data

       The Financial Statements required by Item 8 are filed at the end of this Report.

Item 9.  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosures

       None.

                                        PART III

Item 10. Directors and Executive Officers of the
       Registrant

       Registrant does not have any directors or officers.
222 LMR, Ltd. is the General Partner.  222 Partners,
Inc. is the general partner of the General Partner and as such has general responsibility and ultimate authority in matters affecting Registrant's business.

222 Partners Inc.

       222 Partners, Inc. was formed in September, 1986, and serves as co-general partner for several other real estate investment limited partnerships. Steven D.
Ezell is the president and sole shareholder of 222
Partners, Inc.  The directors of 222 Partners, Inc. are
W. Gerald Ezell, Steven D. Ezell and Michael A.
Hartley. The directors of 222 Partners, Inc. are elected by the shareholder to serve one year or until their successors are elected and qualified. All officers are elected by the Board of Directors and serve until their successors are elected and qualified.

The officers and directors of 222 Partners, Inc. are as follows:

W. Gerald Ezell

       W. Gerald Ezell, age 65, serves on the Board of Directors of 222 Partners, Inc. Mr. Ezell is also a general partner of affiliated limited partnerships which own various real estate properties. Until
November, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance
Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Steven D. Ezell

       Steven D. Ezell, age 43, is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. He was for the prior four years involved in property acquisitions for Dean Witter Realty Inc. in New York
City, most recently as Senior Vice President.  Steven
D. Ezell is the son of W. Gerald Ezell.

Michael A. Hartley

       Michael A. Hartley, age 36, is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17,
1986 through the current period.  Mr. Hartley is Vice
President and 50% owner of Landmark Realty Services
Corporation.  Prior to joining Landmark in 1986, Mr.
Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

Item 11. Executive Compensation

       During 1995, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

       The General Partner does participate in the profits, losses and distributions of the Registrant as set forth in the Partnership Agreement.

Item 12. Security Ownership of Certain Beneficial
Owners and Management

       As of February 29, 1996, no person or "group" (as that term is used in Section 13(d)(3) of the Securities
Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

       As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the Units of the Registrant.

       There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions

       No affiliated entities have, for the year ending
December 31, 1995, earned or received compensation or payments for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates which were less than $60,000 refer to
Note 3 to Financial Statements in Item 8.

       The Registrant has incurred costs on behalf of an affiliated partnership. The costs represent development work done on the Lebanon Property and the adjacent land owned by Castle Heights, Ltd, an affiliate. The costs are reflected in the Financial
Statements of the Registrant as Accounts Receivable from Affiliate. See Item 8-Financial Statements and
Notes thereto for more information.

                                         PART IV

Item 14.  Exhibits, Financial Statement Schedules and
              Reports on Form 8-K



(a)    (1)     Financial Statements

       The following Financial Statements are
               included herein:

               Independent Auditors' Report                      F-1

               Financial Statements
               Balance Sheets                                    F-2
               Statements of Operations                          F-3
               Statements of Partners' Equity                    F-4
               Statements of Cash Flows                          F-5
               Notes to Financial Statements                     F-6


       (2)     Financial Statement Schedule

               Independent Auditors' Report on Schedule          S-1

               Schedule XI- Real Estate and Accumulated
                                      Depreciation               S-2

       (3)     Exhibits

               3        Amended and Restated Certificate and
                        Agreement of Limited Partnership,
                        incorporated by reference to Exhibit A to the Prospectus of Registrant dated
                        April 1, 1987 filed pursuant to
                        Rule 424(b) of the Securities and
                        Exchange Commission.

               22       Subsidiaries-Registrant has no
                            subsidiaries.

               27       Financial Data Schedule

       (b) No reports on Form 8-K have been filed during the last quarter of 1995.

                       SIGNATURES



       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                LMR LAND COMPANY, LTD.

                                By:  222 LMR, Ltd.
                                     General Partner

                                     By:  222 Partners, Inc.
                                          General Partner



DATE:   March 30, 1996                    By:  /s/ Steven D. Ezell
                                          President and Director



DATE:   March 30, 1996                    By:  /s/ Michael A. Hartley
                                               Secretary/Treasurer

                                  SIGNATURES (Cont'd.)



       Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                                     LMR LAND COMPANY, LTD.

                                     By:  222 LMR, Ltd.
                                          General Partner

                                     By:  222 Partners, Inc.
                                               General Partner



DATE:   March 30, 1996                  By:  /s/ Steven D. Ezell
                                                 President and Director



DATE:   March 30, 1996                  By:  /s/ Michael A. Hartley
                                                 Secretary/Treasurer



       Supplemental Information to be Furnished with Reports filed Pursuant to Section 15(d) of the Act by Registrant Which Have Not Registered Securities
Pursuant to Section 12 of the Act:

       No annual report or proxy material has been sent to security holders.

            Independent Auditors' Report


The Partners
LMR Land Company, Ltd.:


We have audited the accompanying balance sheets of LMR
Land Company, Ltd. (a limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended
December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LMR Land Company, Ltd. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 6, the Partnership adopted in 1995 the provisions of Statement of Financial
Accounting Standards No. 107, Disclosures about Fair
Value of Financial Instruments.



                                    KPMG Peat Marwick LLP


Nashville, Tennessee
January 19, 1996

               LMR LAND COMPANY, LTD.
               (A Limited Partnership)

                   Balance Sheets

             December 31, 1995 and 1994




       Assets                         1995      1994
       ______                         _____    ______

Cash and cash equivalents       $  484,893    484,714
Receivable from affiliate           40,628     42,476
  (note 3)
Land held for investment         3,974,437  3,974,437
  (note 2)
                                  ________   ________
          Total assets          $4,499,958  4,501,627
                                  ========   ========


  Liabilities and Partners' Equity

Liabilities:
  Accounts payable (note 3)         15,078    13,949
  Accrued property taxes            20,278    52,985
  Deposits on land sale
     contracts (note 2)            100,000    22,500
                                  ________   ________
          Total liabilities        135,356    89,434

Partners' equity                 4,364,602 4,412,193
                                  ________   ________
Commitments and contingencies
  (notes 2 and 3)

     Total liabilities and
          partners' equity      $4,499,958 4,501,627
                                 =========  ========










See accompanying notes to financial statements.

               LMR LAND COMPANY, LTD.
               (A Limited Partnership)

              Statements of Operations

    Years ended December 31, 1995, 1994 and 1993




                                  1995            1994           1993

Income:
  Sales proceeds               $   -            63,714      1,515,372
  Cost of land sold                -           (12,785)    (1,377,154)
  Selling expenses                 -            (2,611)       (98,753)
                                ________       ________       _______
  Gain on sale of land             -            48,318         39,465

  Interest                       26,669         17,737          6,728
  Return of escrow funds         30,722            -              -
  Miscellaneous income              250            -              250
  Expired land purchase            -            10,000            -
     option
                               ________       ________         _______
     Total income                57,641         76,055          46,443

Expenses:
  Program management fees and
     property maintenance
     costs (note 3)              33,453         36,992          57,333
  Property tax expense           51,899         53,459          63,353
  Legal and accounting
     fees (note 3)               16,756         15,467          11,130
  Other operating expenses        3,124          2,920           4,651
                               ________       ________         _______
     Total expenses             105,232        108,838         136,467
                               ________       ________         _______
     Net loss                  $(47,591)       (32,783)        (90,024)
                               ========       ========         =======

     Net loss per unit        $   (6.35)         (4.37)         (12.00)
                               ========       ========         =======











See accompanying notes to financial statements.

               LMR LAND COMPANY, LTD.
               (A Limited Partnership)

           Statements of Partners' Equity

    Years ended December 31, 1995, 1994 and 1993




                          Limited    General
                         partners    partner    Total
                         ________   ________    _____

Partners' equity,
  December 31, 1992   $5,434,517      483    5,435,000

     Distribution      (900,000)       -     (900,000)
          (note 5)
     Net loss           (90,024)       -      (90,024)
                        ________     ____     ________
Partners' equity,
  December 31, 1993    4,444,493      483    4,444,976

     Net loss           (32,783)       -      (32,783)
                        ________     ____     ________
Partners' equity,
  December 31, 1994    4,411,710      483    4,412,193

     Net loss           (47,591)       -      (47,591)
                        ________     ____     ________
Partners' equity,
  December 31, 1995   $4,364,119      483    4,364,602
                        ========     ====     ========













See accompanying notes to financial statements.

               LMR LAND COMPANY, LTD.
               (A Limited Partnership)

              Statements of Cash Flows

    Years ended December 31, 1995, 1994 and 1993




                                      1995           1994          1993

Cash flows from operating activities:
  Net loss                        $(47,591)       (32,783)      (90,024)
  Adjustments to reconcile
     net (loss) earnings to net
     cash provided by operating
     activities:
       Decrease in receivable
          from affiliate             1,848          13,861         1,674
       Cost of land improvements       -           (19,999)     (138,000)
       Cost of land sold               -            12,785     1,377,154
       Increase in accounts
          payable                    1,129           2,371         1,079
       (Decrease) increase in
        accrued property taxes     (32,707)          4,563        48,422
       Increase in deposits on
          land sale contracts       77,500          22,500           -
                                   ________       ________       ________
          Total adjustments         47,770          36,081     1,290,329
                                   ________       ________       ________
          Net cash provided
             by operating
             activities                179           3,298     1,200,305
                                   ________        ________      ________
Cash flows from financing activities -
  cash distributions to limited
     partners                         -              -          (900,000)
                                   ________        ________      ________
          Net increase in cash
             and cash equivalents      179           3,298       300,305

Cash and cash equivalents
  at beginning of year             484,714         481,416       181,111
                                  ________        ________      ________
Cash and cash equivalents
  at end of year                 $ 484,893         484,714       481,416
                                  ========        ========      ========








See accompanying notes to financial statements.

               LMR LAND COMPANY, LTD.
               (A Limited Partnership)

            Notes to Financial Statements

             December 31, 1995 and 1994




(1)    Summary of Significant Accounting Policies
   _______________________________________
   (a)    Organization
          ___________
          LMR Land Company, Ltd. (the
          Partnership) is a Tennessee Limited
          Partnership organized on
          December 22, 1986, to acquire
          undeveloped land located in Roanoke,
          Virginia; Lebanon, Tennessee; and
          Macon, Georgia.  The General Partner
          is 222 LMR, Ltd.  The general
          partner of the General Partner is
          222 Partners, Inc. (see note 4).

   (b)    Income Taxes
          ____________
          The Partnership prepares its
          financial statements and Federal
          income tax returns on the accrual
          method and includes only those
          assets, liabilities and results of
          operations which relate to the
          business of the Partnership.  No
          provision has been or will be made
          in the financial statements for
          Federal and state income taxes,
          since such taxes are the personal
          responsibility of the partners.

   (c)    Land Held For Investment
          _______________________
          At various dates between April 27,
          1987 and May 22, 1987, the
          Partnership acquired three tracts of
          undeveloped land representing
          approximately 210 acres.  During
          1989, the Partnership acquired
          additional tracts adjacent to the
          Macon, Georgia, property.  During
          1993, approximately 5 acres were
          received as partial consideration
          for the sale of property.  Land held
          for investment is recorded at
          acquisition cost plus carrying
          costs.  Insurance and property taxes
          are capitalized as carrying costs of
          the property during the development
          period.  Insurance and property
          taxes are charged to expense once
          development of the property is
          substantially complete.  Remaining
          acreage is approximately 164 acres
          at December 31, 1995 and 1994, which
          includes approximately 10 acres
          which are unsaleable attributable to
          roads, right of ways, and
          landscaping.

   (d)    Partnership Allocations
          _____________________
          Net earnings, losses, and cash flows
          of the Partnership are allocated
          among the limited partners and
          general partners, in accordance with
          the agreement of the limited
          partnership.

(Continued)

LMR LAND COMPANY, LTD.
(A Limited Partnership)

Notes to Financial Statements



   (e)    Cash and Cash Equivalents
          ________________________
          The Partnership considers all short-
          term investments with original
          maturities of three months or less
          to be cash equivalents.

          Cash belonging to the Partnership is
          combined in an account with funds
          from other partnerships related to
          the general partner.

   (f)    Estimates
          ________
          Management of the Partnership has
          made estimates and assumptions to
          prepare these financial statements.
          Actual results could differ from
          those estimates.

(2)    Land Held for Investment
       _______________________
       The components of land held for investment at
       December 31, 1995 and 1994 are as follows:
                                   1995            1994

Land                      $   3,641,360       3,641,360
Land improvements               333,077         333,077
                               ________        ________
                              3,974,437       3,974,437
                               ========        ========
       Aggregate cost for federal income tax
       purposes for the land held for investment was $3,974,437 and $3,954,370 at December 31,
       1995 and 1994, respectively.

       During 1994, the Partnership entered into a purchase and sale agreement for the sale of approximately 114 acres of the land in Macon, Georgia held for investment. The proposed sales price is $50,000 per acre or $5,700,000 in total. The closing of this transaction is subject to various terms and conditions.

(3)    Related Party Transactions
       ________________________
       The General Partner and its affiliates have been actively involved in managing the property. Affiliates of the General Partner receive fees as consideration for performing certain services. Expenses incurred for these services during the years ended
       December 31, 1995, 1994 and 1993 are as
       follows:

                            1995      1994      1993

     Program management  $14,000    14,000    14,000
           fees
     Accounting fees       2,000     2,000     2,250
                           =====     =====     =====

(Continued)

               LMR LAND COMPANY, LTD.
               (A Limited Partnership)

            Notes to Financial Statements




       The receivable from affiliate totaling
       $40,628 at December 31, 1995 and $42,476 at
       December 31, 1994, consists of property
       development costs incurred at the Lebanon property that will be reimbursed as sales by the affiliate occur. Accounts payable totaling $10,499 at December 31, 1995 and
       1994 was payable to an affiliate for
       commissions on the sale of property.

(4)    General Partner Bankruptcy
       ________________________
       On February 25, 1991, W. Gerald Ezell, a former general partner of 222 LMR, Ltd., elected to file for reorganization under Chapter 11 of the United States Bankruptcy
       Code.  This election is designed to allow Mr.
       Ezell to satisfy his personal creditors in an orderly manner. The filing has no impact on the legal standing of the Partnership.

       On April 6, 1994, Mr. Ezell sold his general partnership interest in 222 LMR, Ltd. in accordance with bankruptcy court approved plan to liquidate his assets and satisfy his creditors. In accordance with the partnership agreement, Mr. Ezell's interest in 222 LMR, Ltd. was converted into a special limited partnership interest and his general partner responsibilities were transferred to
       222 Partners, Inc., the remaining general partner. W. Gerald Ezell remains on the Board of 222 Partners, Inc.

(5)    Distributions
       ____________
       For the year ended December 31, 1993, the Partnership made a distribution to its limited partners in the amount of $900,000 or $120 per unit. There were no distributions in 1995 or 1994.

(6)    Fair Value of Financial Statements
       ______________________________
       At December 31, 1995, the Partnership had financial instruments including cash and cash equivalents of $484,893, receivable from affiliate of $40,628, and accrued liabilities of $135,356. The carrying amounts of these financial instruments approximate fair value because of the short maturity of such instruments.

Independent Auditors' Report
______________________________




     The Partners
     LMR Land Company, Ltd.:


     Under date of January 19, 1996, we reported on the balance sheets of LMR Land Company, Ltd. as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended
     December 31, 1995.  These financial
     statements and our report thereon are
     included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

     In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                            KPMG Peat Marwick LLP






     Nashville, Tennessee
     January 19, 1996

                                              Schedule XI

LMR LAND COMPANY, LTD.
(A Limited Partnership)

Real Estate and Accumulated Depreciation

December 31, 1995




                                      Initial cost to Partnership

                                                  Building and
  Description           Encumbrances        Land  improvements

164 acres of undeveloped land in
Lebanon, Tennessee and $   -           6,201,635             -
Macon, Georgia








                                 1995      1994       1993

(1) Balance at beginning   $3,974,437 3,967,223  5,206,377
     of Period
  Additions during period:
     Other acquisitions                             70,000
     Improvements                -       19,999     68,000
                             --------  --------   --------
                                 -       19,999    138,000
                             --------  --------   --------
  Deductions during period:
     Cost of real estate sold     -      12,785  1,377,154

                             --------  --------   --------
                                 -       12,785  1,377,154
                             --------  --------   --------
  Balance at end of period $3,974,437 3,974,437  3,967,233
                             ========  ========   ========


(2) Aggregate cost for Federal
      income tax purposes  $3,974,437 3,954,370 3,947,015
                             ========  ========   ========








See accompanying independent auditors' report.
                                        S-2

                         Schedule XI

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

            Real Estate and Accumulated Depreciation

                        December 31, 1995










                             Cost                      Gross
                     capitalized subsequent   amount at which carried
                         to acquisition         at close of period
                                                    Building &
                       Improve-  Carrying            improve-
  Description           ments     costs      Land      ments       Total

164 acres of undeveloped land in
Lebanon, Tennessee    614,092    357,985   3,641,360  333,077     3,974,437
and Macon, Georgia

                                                   Schedule XI

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

            Real Estate and Accumulated Depreciation

                        December 31, 1995








                          Accumulated     Date of         Date
Description             depreciation* construction    acquired

164 acres of undeveloped land in     -      -          4/27/87
Lebanon, Tennessee and Macon, Georgia                   9/8/93




*Life on which depreciation in latest income statement is computed is not applicable.(A Limited Partnership)

                      Exhibits filed pursuant to Item 14(a)(3):



                                 LMR LAND COMPANY, LTD.
                            (A Tennessee Limited Partnership)



                                      Exhibit Index

Exhibit

       3 Amended and Restated Certificate and Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of Registrant dated April 1, 1987 filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

       22               Subsidiaries-Registrant has no
                         subsidiaries.

       27               Financial Data Schedule