Form 10-Q
period 1996-03-31
LMR LAND CO LTD /TN/
filed 1996-05-13
CIK 809938

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934


                    UNITED STATES

         SECURITIES AND EXCHANGE COMMISSION

               Washington, D.C. 20549

                      FORM 10-Q

                     (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1996

                         or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _____________

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


                FINANCIAL STATEMENTS
      For The Three Months Ended March 31, 1996


                        INDEX



         Financial Statements:

           Balance Sheets                          3
           Statements of Operations                4
           Statements of Cash Flows                5
           Notes to Financial Statements           6



               LMR LAND COMPANY, LTD.
               (A Limited Partnership)

                   BALANCE SHEETS
                     (Unaudited)



                          March 31,   December 31,
                               1996           1995
                            -------        -------

                       ASSETS

CASH                      $ 468,477      $ 484,893

RECEIVABLE FROM AFFILIATE    40,628         40,628

LAND HELD FOR INVESTMENT  3,974,437      3,974,437

    Total Assets        $ 4,483,542    $ 4,499,958
                         ==========     ==========



          LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE            $35,293        $15,078

ACCRUED PROPERTY TAXES         -            20,278

DEPOSITS ON LAND
 SALE CONTRACTS             100,000        100,000

PARTNERS' EQUITY          4,348,249      4,364,602

    Total Liabilities &
    Partners' Equity     $4,483,542     $4,499,958
                         ==========     ==========








         See notes to financial statements.
/TABLE


               LMR LAND COMPANY, LTD.
               (A Limited Partnership)

              STATEMENTS OF OPERATIONS
                     (Unaudited)



                                  Quarter and Year
                                  Ending March 31,

                               1996           1995

REVENUE:

Total Revenue                 $   -          $   -

EXPENSES:

Management Fees               3,500          3,500
Legal & Accounting Fees      12,177         13,400
General & Admin. Expenses       528            664
Other Operating Expenses        148          5,098

    Total Expenses         $ 16,353       $ 22,662

NET LOSS                  $(16,353)      $(22,662)









          See notes to financial statements



                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                         Year-to-date
                                           MARCH 31,
                                    1996           1995
Cash Flows from Operating Activities:

    Net Income                 $(16,353)      $(22,662)

    Adjustments to reconcile
    Net Income to Net Cash
    used in Operating Activities:

    Change in Accounts Payable   20,215          1,944
    Change in Accrued
     Property Taxes             (20,278)       (52,985)
    Increase in Deposits           -            32,500

    Total Adjustments               (63)       (18,541)

    Net Cash used in
     Operating Activities       (16,416)       (41,203)


    Net Increase/(Decrease) in
     Cash and Cash Equivalents  (16,416)       (41,203)

CASH AT JANUARY 1,              484,893        484,714

CASH AT MARCH 31,              $468,477       $443,511
                              =========       ========


               See notes to financial statements.


                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                  NOTES TO FINANCIAL STATEMENTS

            For the Three Months Ended March 31, 1996
                           (Unaudited)


A.ACCOUNTING POLICIES

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.


B.RELATED PARTY TRANSACTIONS

    The General Partner and its affiliates have been actively involved in managing the Partnership's operations.
    Compensation earned for these services in the first three months were as follows:

                                    1996           1995

    Management Fees               $3,500         $3,500
    Accounting Fees                  400            400



Item 2:
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1996.

There have been no sales during the first quarter of 1996, although the Registrant continues to work with the developer on the contract for the entire Macon Property. As of March 31, 1996, the Registrant has received a total of $100,000 in non-refundable earnest money. There are several contingencies for this sale to close. Therefore, there can be no assurance that the contingencies will be met and that the sale will close.

Overall operations of the Registrant have not changed significantly from prior quarters.

FINANCIAL CONDITION

DEVELOPMENT

The City of Lebanon continues to develop a road through the Registrant's Lebanon Property. The City will fund the construction and it is expected to be completed mid-year 1996.

There is currently no development on the Macon Property.

LIQUIDITY

At May 1, 1996, the Registrant had approximately $433,737 in cash reserves. These funds are expected to be sufficient through 1996.

                   PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


    (a)   Exhibits

          Exhibit 27 - Financial Data Schedule for the First
          Quarter of 1996

    (b)   No 8-K's have been filed during this quarter.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        LMR LAND COMPANY, LTD.

                        By:  222 LMR, LTD.
                             General Partner


                             By:222 PARTNERS, INC.
                                  General Partner



Date: May 13, 1996           By:/s/ Steven D. Ezell
                                ___________________
                                President



Date: May 13, 1996           By:/s/ Michael A. Hartley
                                ______________________
                                Secretary/Treasurer