Form 10-Q
period 1996-06-30
LMR LAND CO LTD /TN/
filed 1996-08-14
CIK 809938

      FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange
Act of 1934
For the period ended June 30, 1996
                               or
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities
Exchange Act of 1934
For the transition period from __________ to _______________

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


                      FINANCIAL STATEMENTS
             For The Six Months Ended June 30, 1996


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

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)



                                         June 30,    December 31,
                                          1996           1995
                                        ---------    ------------

                       ASSETS

CASH                                    $ 431,743       $ 484,893

RECEIVABLE FROM AFFILIATE                  40,628          40,628

LAND HELD FOR INVESTMENT                3,982,957       3,974,437

            Total Assets                4,455,328       4,499,958
                                       ==========      ==========



                LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE                         $ 15,185        $ 15,078

ACCRUED PROPERTY TAXES                       -             20,278

DEPOSITS ON LAND SALE CONTRACTS              -            100,000

PARTNERS' EQUITY                        4,440,143       4,364,602
                                       ----------        --------

Total Liabilities & Partners' Equity    4,455,328       4,499,958
                                       ==========        ========



               See notes to financial statements.



/TABLE


                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)




                       Quarter to Date      Year to Date
                                 Ending June 30,
                     ---------------------------------------

                          1996      1995      1996      1995
                          ----      ----      ----      ----
REVENUE:

Interest              $ 11,665  $13,118    $11,665   $13,118
Expired land purchase
    option             100,000      -      100,000      -
Return of escrow funds    -      30,722       -       30,722
                         -----  --------     -----    ------
     Total Revenue     111,665  $43,840    111,665    43,840

EXPENSES:

Property Taxes             606      (45)       543       272
Management Fees          3,500    3,500      7,000     7,000
Legal & Accounting Fees  5,119    2,150     17,295    15,550
General & Admin. Expenses1,775      227      2,303       891
Other Operating Expenses 8,771    5,005      8,983     9,786
                        ------ ---------    ------  --------
     Total Expenses     19,771   10,837     36,124    33,499
                        ------ ---------    ------  --------
NET INCOME (LOSS)     $ 91,894  $33,003    $75,541   $10,341








                See notes to financial statements



                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                            Year-to-date
                                             JUNE 30,
                                            ------------
                                        1996           1995
                                        ----           ----
Cash Flows from Operating Activities:

  Net Income                     $ 75,541       $ 10,341
  Adjustments to reconcile Net Income
  to Net Cash used in Operating Activities:
      Change in Accounts Payable      107             44
      Change in Accrued Tax Pay.  (20,278)       (52,985)
      Change in Deposits         (100,000)        52,500
      Change in Receivable            -            1,849
                                  --------      ---------
          Total Adjustments      (120,171)         1,408

Net Cash provided by (used
in) Operating Activities          (44,630)        11,749

Cash Flows from Investing Activities:

  Land Improvements                (8,520)          -

Net Increase/(Decrease) in Cash and
      Cash Equivalents            (53,150)        11,749


CASH AT JANUARY 1,                484,893        484,714

CASH AT JUNE 30,                  431,743       $496,463
                                 ========     ==========

               See notes to financial statements.


                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Six Months Ended June 30, 1996
                           (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.


B.RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months were as follows:

                                    1996            1995
                                    ----            ----
  Management Fees                  $ 7,000       $  7,000
  Accounting Fees                    1,700          1,600



Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

There have been no sales during the first six months of 1996. During the second quarter of 1996, the sale contract for the entire Macon Property expired. The $100,000 in non-refundable earnest money was reclassified to reflect Expired option money revenue. During the second quarter of 1995, the Registrant received a $30,722 refund of excess construction escrow funds related to the sale fo the Roanoke Property in 1993. This receipt reduces the cost of land sold for the 1993 sale transaction and is therefore reflected as revenue in 1995.

Overall operations of the Registrant have not changed significantly from prior quarters.

FINANCIAL CONDITION

DEVELOPMENT

The City of Lebanon completed a road through the Registrant's Lebanon Property. The City funded the construction.

There is currently no development on the Macon Property.

LIQUIDITY

At July 31, the Registrant had approximately $444,523 in cash reserves. These funds are expected to be sufficient through 1996.

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


                              LMR LAND COMPANY, LTD.

                              By:   222 LMR, LTD.
                                 General Partner


                                 By:  222 PARTNERS, INC.
                                      General Partner



Date: August 14, 1996            By:/s/ Steven D. Ezell
                                      President



Date: August 14, 1996            By:/s/ Michael A. Hartley
                                      Secretary/Treasurer