Form 10-K405
period 1996-12-31
LMR LAND CO LTD /TN/
filed 1997-03-28
CIK 809938

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            Form 10-k

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended
                        December 31, 1996

                               or

[ ] Transition Report to Section 13 or 15(d) of the Securities
Exchange Act of 1934
[Fee Required]
For the transition period from _______to_______

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                        [X]

     The aggregate sale price of the Units of Limited Partnership Interest to non-affiliates was $7,500,000 as of February 28, 1997. This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public. There is no current market for these Units.

               DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference in Part IV:

Prospectus of Registrant, dated April 1, 1987, as filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

                             PART I
Item 1.  Business

     LMR Land Company, Ltd. ("Registrant"), is a Tennessee limited partnership organized on December 22, 1986, pursuant to the provisions of the Tennessee Uniform Limited Partnership Act,
Chapter 2, Title 61, Tennessee Code Annotated, as amended.  The
General Partner of Registrant is 222 LMR,Ltd.

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

Narrative Description of Business

     At December 31, 1996, the Registrant is holding for investment approximately 43 acres in Lebanon, Tennessee (the "Lebanon
Property") and 114 acres of land in Macon, Georgia (the "Macon
Property").

Lebanon

     The Lebanon Property consists of a 43 acre tract of land zoned for medium density residential and professional offices. The property is served by all public utilities. This type of zoning permits a wide variety of uses. The Lebanon Property is included in the Castle Heights Development and is contiguous to Property owned by an affiliate sharing a related General Partner. In 1996, the City of Lebanon completed construction of a road extending through the Registrant's property.

     The Lebanon Property continues to have minimal competition in the city. There has been some residential development on the outer edges of the city, but there is no other mixed-use development in the city. The affiliated partnership contiguous to the Lebanon Property owns the buildings and the land immediately around the buildings and, therefore, does not compete with the Registrant for undeveloped land sales.

Macon

     The Macon property consists of 114 acres at December 31, 1996. The property is located at the intersection of Eisenhower Parkway and Log Cabin Road southwest of downtown Macon. The property is zoned for retail, service center and service warehouse type uses. The property is served by municipal gas, electricity, water, and sewer. No development has occurred on the Property.

     The Registrant has no employees. Property management services are being provided under a contractual agreement with Landmark
Realty Services Corporation, an affiliate of the General Partner.

Item 2.  Properties

     As of December 31, 1996, Registrant owned approximately 157 acres of undeveloped land. For further information concerning the Property, reference is made to the material in Item 1.

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

                             PART II

Item 5.  Market for Registrant's Units of Limited Partnership

     Interest and Related Security Holder Matters

     There is no established market for the Units and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on April 1, 1987 of 7,500 Units of Limited Partnership Interests. The offering of $7,500,000 was fully subscribed and closed on June 8, 1987. As of February 28, 1997 there were 617 holders of record of the 7,500 Units of Limited Partnership Interests.

     There were no cash distributions to the Limited Partners during 1996. There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6.  Selected Financial Data

                       For the Year ended
                          December 31,

                 1996      1995       1994      1993      1992
Total Revenue  $133,601   57,641    76,055    46,443    269,614
Net Earnings
     (Loss)      26,101  (47,591)  (32,783)  (90,024)   128,165
Net Earnings
     (Loss) per
     limited partner
     unit         $3.48     (6.35)    (4.37)   (12.00)    17.09
Total Assets  4,430,651 4,499,958 4,501,637 4,504,976 5,445,499
Cash Distributions
     per unit       -         -         -         120        30

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Sales

     During the third quarter of 1996, the Registrant sold approximately 6.6 acres of the Lebanon Property for gross proceeds of $96,800. These proceeds were reserved to meet operating costs. During the third quarter of 1996, the sale contract for the entire Macon Property expired. The $100,000 in non-refundable earnest money was taken into income. There were no sales during 1995. In May 1995, the Registrant received a $30,722 refund of excess construction escrow funds related to the 1993 sale of the Roanoke property. During 1994, the Registrant sold approximately one acre of the Lebanon property for gross proceeds of $45,714. These proceeds were reserved to meet operating costs. The Registrant also received $18,000 in additional sale proceeds from the Kroger sale in 1993. This late receipt was the remaining balance in a construction escrow set up at the date of sale in 1993.

Analysis of Operations

     There have been no significant changes in the Registrant's operations. The increase in interest income from 1994 to 1995 is due to higher cash balances. The decline in property maintenance costs in 1996 is due to the lack of development on the Lebanon Property.

Financial Condition

     During 1994, the City of Lebanon agreed to extend a road through the Registrant's Property. Although the city has agreed to fund the construction, the Registrant was asked to fund a $20,000
bond securing the contractor.   A portion of this bond was returned
in 1996 when the road was completed.

     As of January 31, 1997, the Registrant had a cash balance of $494,494. This cash is expected to be sufficient to cover operating expenses for 1997. The receivable from an affiliated party totalling $40,628 at December 31, 1996 consists of shared development expenses incurred on the Lebanon property. The Registrant collected $1,848 of the receivable in 1995. The Registrant will collect this receivable in partial payments as the affiliate sells land.

     The Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" on January 1, 1996. This Statement requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated costs to sell. The fair value of the assets can be determined externally, using appraisals, or internally using disounted future net cash flows. If such assets are considered impaired to be recognized is measured by the amount by which the carrying amount of hte assets exceeds the fair value of the assets. Impairment is recognized through the establishment of an allowance for impairment with a corresponding charge to operations. Based upon management's analysis of discounted future net cash flows, the Partnership's land and improvements held for investment does not meet the definitions of impairment under SFAS No. 121.
Accordingly, land held for investment is recorded at cost with no allowance for impairment necessary. The adoption of SFAS No. 121 did not have an impact on the Partnership's financial position, results of operations, or liquidity.


Item 8.  Financial Statements and Supplementary Data

     The Financial Statements required by Item 8 are filed at the end of this Report.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     None.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

     Registrant does not have any directors or officers. 222 LMR, Ltd. is the General Partner. 222 Partners, Inc. is the general partner of the General Partner and as such has general responsibility and ultimate authority in matters affecting
Registrant's business.

222 Partners Inc.

     222 Partners, Inc. was formed in September, 1986, and serves as co-general partner for several other real estate investment limited partnerships. Steven D. Ezell is the president and sole shareholder of 222 Partners, Inc. The directors of 222 Partners, Inc. are W. Gerald Ezell, Steven D. Ezell and Michael A. Hartley. The directors of 222 Partners, Inc. are elected by the shareholder to serve one year or until their successors are elected by the Board of Directors and serve until their successors are elected and qualified.

The officers and directors of 222 Partners, Inc. are as follows:

W. Gerald Ezell

     W. Gerald Ezell, age 66, serves on the Board of Directors of 222 Partners, Inc. Mr. Ezell is also a general partner of affiliated limited partnerships which own various real estate properties. Until November, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Steven D. Ezell

     Steven D. Ezell, age 44, is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation.
He was for the prior four years involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald Ezell.

Michael A. Hartley

     Michael A. Hartley, age 37, is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

Item 11.  Executive Compensation

     During 1996, Registrant was not required to and did not pay remuneration to any executives, partners of General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

     The General Partner does participate in the profits, losses and distributions of the Registrant as set forth in the Partnership agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     As of February 28, 1997, no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

     As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the Units of the Registrant.

     There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

     No affiliated entities have, for the year ending December 31, 1996, earned or received compensation or payments for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates which were less than $60,000 refer to Note 3 of Financial Statements in Item 8.

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

     (2)  Financial Statement Schedule

          Independent Auditors' Report                    S-1

          Schedule III- Real Estate and Accumulated
                Depreciation                              S-2

     (3)  Exhibits

          3 Amended and Restated Certificate and Agreement of Limited Partnership incorporated by reference to Exhibit A to the Prospectus of Registrant dated April 1, 1987 filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

          22   Subsidiaries-Registrant has no subsidiaries.

          27   Financial Data Schedule

(b) No reports on Form 8-K have been filed during the last quarter of 1996.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              LMR LAND COMPANY, LTD.

                              By:  222 LMR, Ltd.
                                   General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 28, 1997                   By: /s/Steven D. Ezell
                                        President and Director

DATE:  March 28, 1997                   By: /s/Michael A. Hartley
                                        Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities an don the dates indicated.

                              LMR LAND COMPANY, LTD.

                              By:  222 LMR, Ltd.
                                   General Partner

                              By:  222 Partners, Inc.
                                   General Partner

DATE:  March 28, 1997              By: /s/ Steven D. Ezell
                                        President and Director

DATE:  March 28, 1997              By: /s/ Michael A. Hartley
                                        Secretary/Treasurer

     Supplemental Information to be Furnished with Reports filed
Pursuant to Section 15(d) of the Act by Registrant Which Have Not
Registered Securities Pursuant to Section 12 of the Act:

     No annual report or proxy material has been sent to security holders.

                  Independent Auditors' Report

The Partners
LMR Land Company, Ltd.:

We have audited the accompanying balance sheets of LMR Land Company,Ltd. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LMR Land Company, Ltd. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121,
"Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" on January 1, 1996.

                              KPMG Peat Marwick LLP

Nashville, Tennessee
January 20, 1997

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                         Balance Sheets

                   December 31, 1996 and 1995

       Assets                    1996           1995

Cash and cash equivalents      $ 514,612        484,893
Receivable from affiliate         40,628         40,628
  (note 3)
Land and improvements
  held for investment (note 2) 3,875,411      3,974,437

        Total assets         $ 4,430,651      4,499,958

Liabilities and Partners' Equity

Liabilities:
  Accounts payable (note 3)     $ 10,499         15,078
  Accrued property taxes          29,449         20,278
  Deposits on land sale
      contracts (note 2)               -        100,000

          Total liabilities       39,948        135,356

Partners' equity:

  Limited partners (7500 units
    outstanding)               4,390,604      4,364,503
  General partner                     99             99

          Total partners'
            equity             4,390,703      4,364,602

Commitments (note 3)

          Total liabilities and
          partners' equity   $ 4,430,651      4,499,958







See accompanying notes to financial statements.

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                    Statements of Operations

          Years ended December 31, 1996, 1995, and 1994

                            1996           1995           1994

Revenue:
  Sales of land
   and improvements        $ 96,800            -          45,714
  Cost of land and
   improvements sold        (87,546)           -         (12,785)
  Selling expenses           (5,785)           -          (2,611)

      Gain on sale of land
        and improvements      3,469            -          30,318

  Interest                   24,547         26,669        17,737
  Return of escrow funds          -         30,722        18,000
  Expired land purchase     100,000            -          10,000
     option
  Miscellaneous income        5,585            250             -

      Total Revenue         133,601         57,641        76,055

Expenses:
  Program management fees and
     property maintenance
     costs (note 3)          27,157         33,453        36,992
  Property taxes             59,745         51,899        53,459
  Legal and accounting
     fees (note 3)           18,295         16,756        15,467
  Other operating expenses    2,303          3,124         2,920

     Total expenses         107,500        105,232       108,838

     Net earnings (loss)   $ 26,101        (47,591)      (32,783)

     Net earnings (loss) allocated to:

       Limited partners    $ 26,101        (47,590)      (32,783)
       General partner         -                (1)         -
     Net earnings (loss) per
      limited partner unit   $ 3.48          (6.35)        (4.37)

     Weighted average units
       outstanding            7,500          7,500         7,500


See accompanying notes to financial statements.

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                 Statements of Partners' Equity

          Years ended December 31, 1996, 1995, and 1994

                          Limited         General
                         partners         partner         Total
                     units     amounts

Balance at
 December 31, 1993  7,500    $4,444,876          100  4,444,976

    Net loss            -      (32,783)            -   (32,783)
                  _______       _______      _______    _______
Balance at
  December 31, 1994 7,500    $4,412,093          100  4,412,193

    Net loss            -      (47,590)          (1)   (47,591)
                  _______       _______      _______    _______
Balance at
  December 31, 1995 7,500    $4,364,503           99  4,364,602

    Net earnings        -        26,101            -     26,101
                  _______       _______      _______    _______
Balance at
  December 31, 1996 7,500    $4,390,604           99  4,390,703


















See accompanying notes to financial statements.

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                    Statements of Cash Flows

          Years ended December 31, 1996, 1995, and 1994

                                    1996      1995        1994

Cash flows from operating activities:
  Net earnings (loss)             $26,101   (47,591)    (32,783)
  Adjustments to reconcile
    net earnings (loss) to net
    cash provided by operating
    activities:
      Decrease in receivable
        from affiliate                 -      1,848      13,861
      Cost of land improvements    (8,520)       -      (19,999)
      Cost of land and
       improvements sold           87,546        -       12,785
      (Decrease)increase in
       accounts payable            (4,579)    1,129       2,371
      Increase (decrease) in
        accrued property taxes      9,171   (32,707)      4,563
      (Decrease) increase in
        deposits on land
        sale contracts           (100,000)   77,500      22,500
      Refund of escrow deposits    20,000       -           -

        Net cash provided
          by operating
          activities               29,719       179       3,298

        Net increase in cash
         and cash equivalents      29,719       179       3,298

Cash and cash equivalents
  at beginning of year            484,893   484,714     481,416

Cash and cash equivalents
  at end of year                 $ 514,612  484,893     484,714


See accompanying notes to financial statements.

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1996 and 1995

(1)  Summary of Significant Accounting Policies

     (a)  Organization

     LMR Land Company, Ltd. (the Partnership) is a Tennessee Limited Partnership organized on December 22, 1986, to acquire, own, and hold for investment certain undeveloped land located in Roanoke, Virginia; Lebanon, Tennessee; and Macon, Georgia. The general partner is 222 LMR, Ltd. The general partner of the general partner is 222 Partners, Inc. The Partnership prepares its financial statements and Federal income tax returns on the accrual method and includes only those assets, liabilities and results of operations which relate to the business of the Partnership.

     (b)  Estimates

     Management of the partnership has made certain estimates and assumptions to prepare these financial statements in accordance with generally accepted accounting principles. These estimates include the determination of the estimated fair value of the land held for investment in accordance with the provisions of SFAS No. 121. Actual results could differ from those estimates.

     (c)  Cash and Cash Equivalents

     The Partnership considers all short term investments with original maturities of three months or less at the date of purchase to be cash equivalents.

     Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.

     (d)  Land and Improvements Held For Investment

     At various dates between April 27, 1987 and May 22, 1987, the Partnership acquired three tracts of undeveloped land representing approximately 210 acres. During 1989, the Partnership acquired additional tracts adjacent to the Macon, Georgia, property. During 1993, approximately 5 acres were received as partial consideration for the sale of property.

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)

     Land and improvements held for investment are recorded at acquisition cost plus development costs. Insurance and property taxes are capitalized as carrying costs of the property during the development period. Insurance and property taxes are charged to expense once development of the property is substantially complete. Remaining acreage is approximately 157 and 164 acres at December 31, 1996 and 1995, respectively which includes approximately 10 acres which are unsalable attributable to roads, right of ways, and landscaping.

     The Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" on January 1, 1996. SFAS No. 121 requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated costs to sell. The fair value of the assets can be determined externally, using appraisals, or internally using discounted future net cash flows. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets less estimated costs to sell.
     Impairment is recognized through the establishment of an allowance for impairment with a corresponding charge to operations. Losses upon the sale of the assets are charged to the allowance. Based upon management's analysis of discounted future net cash flows, the Partnership's land and improvements held for investment does not meet the definitions of impairment under SFAS No. 121. Accordingly, land and improvements held for investment is recorded at cost with no allowance for impairment necessary. The adoption of SFAS No. 121 did not have an impact on the Partnership's financial position, results of operations, or liquidity.

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)

     (e)  Partnership Allocations

     Net profits, losses and distributions of cash flow of the Partnership are allocated to the partners in accordance with the Partnership agreement as follows:

     Net profits are allocated first to any partner with a negative balance in their capital account, determined at the end of the taxable year as if the Partnership had distributed cash flow, in proportion to the negative capital balance account of all partners until no partner's capital account is negative. Net profit allocations are then made to the limited partners up to the difference between their capital account balances and the sum of their adjusted capital contributions (capital balance, net of cumulative cash distributions in excess of preferred returns - 12% annual cumulative return on capital contributed)and unpaid preferred returns. Any remaining net profit are allocated to the limited partners until the taxable year in which cumulative distributions to the limited partners equal their adjusted capital contribution plus an unpaid preferred return. Net profits are then allocated to the general partner until the ratio of the general partner's capital account balance to the capital account balances, in excess of adjusted capital contributions and unpaid preferred return, of all limited partners is 27.5 to 72.5. Thereafter, profits are generally allocated 27.5% to the general partner and 72.5% to the limited partners. Net losses are allocated to the partners in proportion to their positive capital accounts.

     Partnership distributions are allocated to the limited partners in an amount equal to their preferred return (12% annual cumulative return on capital contributed) to the extent unpaid to date. Any remaining distributions are allocated 99% to the limited partners and 1% to the general partner until the limited partners have received an amount equal to their adjusted capital contributions, and thereafter, 72.5% to the limited partners and 27.5% to the general partner.

     (f)  Income Taxes

     No provision has been made in the financial statements for Federal and state income taxes, since such taxes are the responsibilities of the partners.

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)

     Annually, the partners receive, from the Partnership, IRS Form K-1's which provides them with their share of taxable income (or losses), deductions and other tax information. The only difference between the tax basis and reported amounts of the Partnership's assets and liabilities relates to the valuation of land and improvements held for investment. For income tax purposes certain costs were capitalized as additional land improvement costs.

     (g)  Income Recognition

     Income from sales of land held for investment is generally recorded on the accrual basis when the buyer's financial commitment is sufficient to provide economic substance to the transaction, and when other criteria of SFAS No. 66 " Accounting for Sales of Real Estate" are satisfied. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the transaction does not meet the remaining

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)

     requirements to be recorded on the accrual basis, profit is deferred and recognized under the installment method, which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur which cause the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time. Any losses on sales of real estate are recognized at the time of the sale.

(2)  Land and Improvements Held for Investment

     The components of land and improvements held for investment at December 31, 1996 and 1995 are as follows:

                                 1996           1995

     Land                   $  3,558,070      3,641,360
     Land Improvements           317,341        333,077
                               _________      _________
                            $  3,875,411      3,974,437

     Aggregate cost for Federal income tax purposes for the land held for investment was $3,855,161 and $3,974,437 at December 31, 1996 and 1995, respectively.

(3)  Related Party Transactions

     The general partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees as consideration for performing certain services. Expenses incurred for these services during the years ended December 31, 1996, 1995, and 1994 are as follows:

                                1996         1995         1994

     Program management fees  $14,000       14,000       14,000
     Accounting fees            2,700        2,000        2,000


     The receivable from affiliate totaling $40,628 at December 31, 1996 consists of property development costs incurred at the Lebanon property that will be reimbursed as sales by the affiliate occur. Accounts payable totaling $10,499 at December 31, 1996 and 1995 was payable to an affiliate for commissions on the sale of property. The amounts due to and from affiliates are non interest-bearing.

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

(4)  Fair Value of Financial Instruments

     At December 31, 1996 and 1995, the Partnership had financial instruments including cash and cash equivalents, receivable from affiliate, accounts payable, and accrued property taxes. The carrying amounts of these financial instruments approximate fair value because of the short maturity of such instruments.

                  Independent Auditors' Report

The Partners
LMR Land Company, Ltd.:

Under date of January 20, 1997, we reported on the balance sheets of LMR Land Company, Ltd. as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121,
"Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" on January 1, 1996.

                                   KPMG Peat Marwick LLP

Nashville, Tennessee
January 20, 1997


                                                         LMR LAND COMPANY, LTD.
                                                         (A Limited Partnership)

                                                              Schedule III

                                                 Real Estate and Accumulated Depreciation
                                                            December 31, 1996

                            Initial Cost to       Cost capitalized      Gross amount at
                               Partnership           subsequent          which carried
                                                   to acquisition     at close of period


Description      Encum-       Land   Buildings   Improve-  Carrying     Land      Buildings   Total   Accumu-  Date of   Date
                 brances           and improve-   ments     costs               and improve-         lated de-construc-acquired
                                      ments                                        ments            preciation tion
   ________         ___          _      _____       _____     _____        _         _____       __      ____     ____      _
43 acres of undeveloped
land in Lebanon,
Tennessee         $ _        1,553,912      -     467,137     83,057   990,982     317,341   1,308,323    -       -      4/87

114 acres of undeveloped
land in Macon,
Georgia             -        2,444,301      -           -    130,649 2,567,088           -   2,567,088    -       - 1987-1993
                _______      _________ ______     _______    _______ _________     _______    ________ ____  ______
                  $ -        3,998,213      -     467,137    213,706 3,558,070     317,341   3,875,411    -      -



*Life on which depreciation in latest income statement is computed is not applicable.

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                          Schedule III

            Real Estate and Accumulated Depreciation


                                1996        1995        1994

(1) Balance at beginning   $ 3,974,437   3,974,437   3,967,223
      of Period
    Additions during period:
      Improvements               8,520        -         19,999

                                 8,520        -         19,999
    Deductions during period:
      Cost of real estate sold  87,546        -         12,785
      Return of Escrow Deposits 20,000        -            -
                               -------     -------      ------
                               107,546        -         12,785

Balance at close of period $ 3,875,411   3,974,437   3,974,437

(2) Aggregate cost for Federal
      income tax purposes  $ 3,855,161   3,974,437   3,954,370

















See accompanying independent auditors' report.

           Exhibits filed pursuant to Item 14(a) (3):

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