Form 10-Q
period 1997-03-31
LMR LAND CO LTD /TN/
filed 1997-05-16
CIK 809938

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934


                    UNITED STATES

         SECURITIES AND EXCHANGE COMMISSION

               Washington, D.C. 20549

                      FORM 10-Q

                     (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1997

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


                FINANCIAL STATEMENTS
      For The Three Months Ended March 31, 1997


                        INDEX



         Financial Statements:

           Balance Sheets                          3
           Statements of Operations                4
           Statements of Cash Flows                5
           Notes to Financial Statements           6



               LMR LAND COMPANY, LTD.
               (A Limited Partnership)

                   BALANCE SHEETS
                     (Unaudited)



                          March 31,   December 31,
                               1997           1996
                            -------        -------

                       ASSETS

CASH                      $ 248,548      $ 514,612

RECEIVABLE FROM AFFILIATE    40,628         40,628

LAND HELD FOR INVESTMENT  3,875,411      3,875,411

    Total Assets        $ 4,164,587    $ 4,430,651
                         ==========     ==========



          LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE            $18,024        $39,948

PARTNERS' EQUITY:

    Limited Partners, units
      outstanding 7,500   4,146,464      4,390,604
    General Partner              99             99

    Total partners' equity4,146,563      4,390,703

    Total Liabilities &
    Partners' Equity     $4,164,587     $4,430,651
                         ==========     ==========






         See notes to financial statements.
/TABLE


               LMR LAND COMPANY, LTD.
               (A Limited Partnership)

              STATEMENTS OF OPERATIONS
                     (Unaudited)



                                  Quarter and Year
                                  Ending March 31,

                               1997           1996

REVENUE:

Total Revenue               $   -              -

EXPENSES:

Management Fees              3,500          3,500
Legal & Accounting Fees     11,776         12,177
General & Admin. Expenses    1,687            528
Other Operating Expenses     2,177            148

    Total Expenses        $ 19,140       $ 16,353

NET LOSS                  $(19,140)      $(16,353)









          See notes to financial statements



                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                         Year-to-date
                                           MARCH 31,
                                    1997           1996
Cash Flows from Operating Activities:

    Net Income                 $(19,140)      $(16,353)

    Adjustments to reconcile
    Net Income to Net Cash
    used in Operating Activities:

    Change in Accounts Payable  (21,924)           (63)

    Net Cash used in
     Operating Activities       (41,064)       (16,416)

Cash Flows from Financing Activities

    Cash Distribution          (225,000)          -

    Net Increase/(Decrease) in
     Cash and Cash Equivalents (266,064)       (16,416)

CASH AT JANUARY 1,              514,612        484,893

CASH AT MARCH 31,              $248,548       $468,477
                              =========       ========


               See notes to financial statements.


                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                  NOTES TO FINANCIAL STATEMENTS

            For the Three Months Ended March 31, 1997
                           (Unaudited)


A.ACCOUNTING POLICIES

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1996. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.


B.RELATED PARTY TRANSACTIONS

    The General Partner and its affiliates have been actively involved in managing the Partnership's operations.
    Compensation earned for these services in the first three months were as follows:

                                    1997           1996

    Management Fees               $3,500         $3,500
    Accounting Fees                  -              400



Item 2:
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997.

There have been no sales during the first quarter of 1997.

Overall operations of the Registrant have not changed significantly from prior quarters.

On February 27, 1997, the Registrant distributed $225,000 of excess operating reserves to the partners.

FINANCIAL CONDITION

LIQUIDITY

At May 1, 1997, the Registrant had approximately $218,506 in cash reserves. These funds are expected to be sufficient through 1997.

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


                        LMR LAND COMPANY, LTD.

                        By:  222 LMR, LTD.
                             General Partner


                             By:222 PARTNERS, INC.
                                  General Partner



Date: May 15, 1997           By:/s/ Steven D. Ezell
                                ___________________
                                President



Date: May 15, 1997           By:/s/ Michael A. Hartley
                                ______________________
                                Secretary/Treasurer