Form 10-Q
period 1997-06-30
LMR LAND CO LTD /TN/
filed 1997-08-14
CIK 809938

           FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

                                (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 1997
                                    or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to _______________

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


                           FINANCIAL STATEMENTS
                  For The Six Months Ended June 30, 1997


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



                          LMR LAND COMPANY, LTD.
                          (A Limited Partnership)

                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)



                                         June 30,    December 31,
                                          1997           1996
                                        ---------    ------------

                       ASSETS

CASH                                    $ 236,153       $ 514,612

RECEIVABLE FROM AFFILIATE                  40,628          40,628

LAND HELD FOR INVESTMENT                3,875,411       3,875,411

            Total Assets                4,152,192       4,430,651
                                       ==========      ==========



                     LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE                         $ 10,595        $ 39,948

PARTNERS' EQUITY:

   Limited Partners, 7,500 units
      outstanding                       4,141,498       4,390,604
   General Partner                             99              99

   Total partners' equity               4,141,597       4,390,703
                                       ----------        --------

Total Liabilities & Partners' Equity    4,152,192       4,430,651
                                       ==========        ========



                    See notes to financial statements.



/TABLE


                          LMR LAND COMPANY, LTD.
                          (A Limited Partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)




                       Quarter to Date      Year to Date
                                 Ending June 30,
                     ---------------------------------------

                          1997      1996      1997      1996
                          ----      ----      ----      ----
REVENUE:

Interest              $ 8,713   $ 11,754    8,713     11,754
Expired land purchase
    option                 -     100,000      -      100,000
                        ------   -------  --------     -----
     Total Revenue    $ 8,713    111,754   $8,713    111,754

EXPENSES:

Property Taxes             -         606      -          543
Management Fees         3,500      3,500    7,000      7,000
Legal & Accounting Fees 4,852      5,119   16,638     17,295
General & Admin. Expenses 759      1,775    2,447      2,302
Other Operating Expenses4,557      8,771    6,734      8,983
                       ------     ------ ---------    ------
     Total Expenses    13,668     19,771  $32,819     36,123

NET INCOME (LOSS)    $ (4,955)  $ 91,983 $(24,106)    75,631








                     See notes to financial statements



                          LMR LAND COMPANY, LTD.
                          (A Limited Partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                            Year-to-date
                                             JUNE 30,
                                            ------------
                                        1997           1996
                                        ----           ----
Cash Flows from Operating Activities:

  Net Income                       $ (24,106)        $ 75,541
  Adjustments to reconcile Net Income
  to Net Cash used in Operating Activities:
      Change in Accounts Payable     (29,353)            107
      Change in Accrued Tax Pay.          -          (20,278)
      Change in Deposits                  -         (100,000)
                                     --------       ---------
      Total Adjustments              (29,353)       (120,171)

Net Cash provided by (used
in) Operating Activities             (53,459)        (44,630)

Cash Flows from Investing Activities:

  Land Improvements                       -           (8,520)

Net Cash used in
 Investing Activities                     -           (8,520)

Cash Flows from financing activities:

  Cash distribution                 (225,000)            -

Net Increase/(Decrease) in Cash and
      Cash Equivalents              (278,459)        (53,150)


CASH AT JANUARY 1,                   514,612         484,893

CASH AT JUNE 30,                     236,153         431,743
                                    ========      ==========

                    See notes to financial statements.


                          LMR LAND COMPANY, LTD.
                          (A Limited Partnership)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the Six Months Ended June 30, 1997
                                (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1996. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.


B.RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months were as follows:

                                       1997             1996
                                       ----             ----
  Management Fees                     $ 7,000        $  7,000
  Accounting Fees                       1,700           1,600



Item 2:               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

There have been no sales during the first six months of 1997. During the second quarter of 1996, the sale contract for the entire Macon Property expired. The $100,000 in non-refundable earnest money was reclassified to reflect Expired option money revenue. This was a single event not expected to recur in the future. The decline in interest income is due to lower cash balances. Overall expenses of the Registrant have not changed significantly from prior quarters.


On February 27, 1997, the Registrant distributed $225,000 of excess operating reserves to the partners.

FINANCIAL CONDITION

LIQUIDITY

At July 31, 1997, the Registrant had approximately $232,504 in cash reserves. These funds are expected to be sufficient through 1997.

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


                              LMR LAND COMPANY, LTD.

                              By:   222 LMR, LTD.
                                 General Partner


                                 By:  222 PARTNERS, INC.
                                      General Partner



Date: August 14, 1997            By:/s/ Steven D. Ezell
                                      President



Date: August 14, 1997            By:/s/ Michael A. Hartley
                                      Secretary/Treasurer