Form 10-Q
period 1997-09-30
LMR LAND CO LTD /TN/
filed 1997-11-21
CIK 809938

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

                            September 30, 1997

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


        4400 Harding Road, Suite 500, Nashville, Tennessee 37205
 (Address of principal executive office)(Zip Code)

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


                              FINANCIAL STATEMENTS
                  For The Nine Months Ended September 30, 1997


                                      INDEX



         Financial Statements:

               Balance Sheets                   3
               Statements of Operations         4
               Statements of Cash Flows         5
               Notes to Financial Statements    6



                          LMR LAND COMPANY, LTD.
                          (A Limited Partnership)

                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)



                                        September    December 31,
                                          1997           1996
                                        ---------    ------------

                       ASSETS

CASH                                    $ 199,138       $ 514,612

RECEIVABLE FROM AFFILIATE                  40,628          40,628

LAND HELD FOR INVESTMENT                3,875,411       3,875,411

            Total Assets                4,115,177       4,430,651
                                       ==========      ==========



                     LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE                         $ 10,499        $ 39,948

PARTNERS' EQUITY:

   Limited Partners, 7,500 units
      outstanding                       4,104,579       4,390,604
   General Partner                             99              99

   Total partners' equity               4,104,678       4,390,703
                                       ----------        --------

Total Liabilities & Partners' Equity    4,115,177       4,430,651
                                       ==========        ========



                    See notes to financial statements.



/TABLE

                          LMR LAND COMPANY, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)


                    Quarter Ending         Year to Date Ending
                     SEPTEMBER 30,            SEPTEMBER 30,
                 _____________________     __________________

                         1997        1996         1997        1996
                          ____       ____         _____       _____

 REVENUE:

 Land Sales
 Sale Proceeds        $   -        93,800           -        93,800
 Cost of Land Sold        -       (87,546)          -       (87,546)
 Closing Costs            -        (5,785)          -        (5,785)

 Gain on Sale             -           469           -           469

 Interest                 -           112          8,713     11,866
 Miscellaneous             250      5,585            250      5,585
 Expired Land Option      -          -              -       100,000

 Total Revenue             250      6,166          8,963    117,920

 EXPENSES:

 Property Taxes         31,769     32,244         31,769     32,786
 Management Fees         3,500      3,500         10,500     10,500
 Legal &
   Accounting Fees        -           400         16,638     17,695
 Administration Expense     20       -             2,467      2,302
 Land Maintenance Exp    1,880      6,168          8,614     15,152

 Total Expenses         37,169     42,312         69,988     78,435

 NET INCOME(LOSS)      (36,919)   (36,146)       (61,025)    39,485



                        See notes to financial statements

       5,


                          LMR LAND COMPANY, LTD.
                         (A Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                           Year-to-date
                                           SEPTEMBER 30,
                                    __________________________
                                        1997           1996
                                        ____           ____
 Cash Flows from Operating Activities:

 Net Income                         $(61,025)     $ 39,485
 Adjustments to reconcile Net Income
 to Net Cash used in Operating Activities:
 Change in Accounts Payable          (29,449)           68
 Change in Accrued Property Taxes          -        11,623
 Increase in Deposits                      -      (100,000)
 Gain on Land Sale                         -          (469)
 Change in Receivable                      -              -

 Total Adjustments                   (29,449)      (88,778)

 Net Cash provided by (used
 in) Operating Activities            (90,474)      (49,293)

 Cash Flows from Investing Activities:

 Proceeds from Land Sale                   -        88,015
 Land Improvements                         -        (8,520)
 Refund of Bond money                      -        20,000

 Net Cash provided by
 Investing Activities                      -        99,495

 Cash Flows from Financing Activities:

 Cash Distribution                  (225,000)            -

 Net increase/decrease in Cash
 and Cash Equivalents               (315,474)       50,202



 CASH AT JANUARY 1,                  514,612       484,893

 CASH AT SEPTEMBER 30,               199,138    $  535,095
                                     ========      ========


                       See notes to financial statements.


                              LMR LAND COMPANY, LTD.
                             (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the Nine Months Ended September 30, 1997
                                   (Unaudited)


 A.ACCOUNTING POLICIES

   The unaudited financial statements presented herein  have  been  prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted
 accounting  principles.   These  statements  should  be  read  in  conjunction
 with the financial statements and notes thereto included in the Partnership's Form 10- K for the year ended December 31, 1996. In the opinion of management, such financial statements include all adjustments, consisting only  of  normal  recurring  adjustments,  necessary  to  summarize  fairly
 the  Partnership's  financial position and results of operations.   The results
 of operations for the nine month period ended September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

 B.RELATED PARTY TRANSACTIONS

   The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

                                    1997            1996
                                  ________        ________
 Management Fees                    $  10,500       $10,500
 Accounting Fees                        2,100         2,000



 Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1996.

 There have been no sales during 1997. During the second quarter of 1996, the sale contract for the entire Macon Property expired. The $100,000 in non-refundable earnest money was reclassified to reflect Expired option money revenue. This was a single event not expected to recur in the future. The decline in interest income is due to lower cash balances. Overall expenses of the Registrant have not changed significantly from prior quarters. Land maintenance expense has declined due to sales of land.

 On February 27, 1997, the Registrant distributed $225,000 of excess operating reserves to the partners.

 FINANCIAL CONDITION

 DEVELOPMENT

 The City of Lebanon completed the road through the Registrant's Lebanon Property. This road provides access to approximately 40 acres of land.

 There is currently no development for the Macon Property.

 LIQUIDITY

 At October 31, 1997, the Registrant had approximately $199,053 in cash reserves. These funds are expected to be sufficient through 1997.

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


                             LMR LAND COMPANY, LTD.

                             By: 222 LMR, LTD.
                                 General Partner


                                 By: 222 PARTNERS, INC.
                                     General Partner



 Date: November 21, 1997             By:/s/ Steven D. Ezell

                                     Steven D. Ezell
                                     President



 Date: November 21, 1997             By:/s/ Michael A. Hartley

                                     Michael A. Hartley
                                     Secretary/Treasurer