Form 10-K405
period 1997-12-31
LMR LAND CO LTD /TN/
filed 1998-03-31
CIK 809938

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            Form 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended
                        December 31, 1997

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

     The aggregate sale price of the Units of Limited Partnership Interest to non-affiliates was $7,500,000 as of February 28, 1998. This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public. There is no current market for these Units.

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

Narrative Description of Business

     At December 31, 1997, the Registrant is holding for investment approximately 48 acres in Lebanon, Tennessee (the "Lebanon
Property") and 114 acres of land in Macon, Georgia (the "Macon
Property").

Lebanon

     The Lebanon Property consists of a 48 acre tract of land zoned for medium density residential and professional offices. The property is served by all public utilities. This type of zoning permits a wide variety of uses. The Lebanon Property is included in the Castle Heights Development. In 1997, the Registrant purchased approximately 2 acres from an affiliate sharing a related General partner. In 1997, the City of Lebanon completed construction of a road extending through the Registrant's property.


     The Lebanon Property continues to have minimal competition in the city. There has been some residential development on the outer edges of the city, but there is no other mixed-use development in the city.

Macon

     The Macon property consists of 114 acres at December 31, 1997. The property is located at the intersection of Eisenhower Parkway and Log Cabin Road southwest of downtown Macon. The property is zoned for retail, service center and service warehouse type uses. The property is served by municipal gas, electricity, water, and sewer. No development has occurred on the Property.

     The Registrant has no employees. Property management services are being provided under a contractual agreement with Landmark
Realty Services Corporation, an affiliate of the General Partner.

Item 2.  Properties

     As of December 31, 1997, Registrant owned approximately 162 acres of undeveloped land. For further information concerning the Property, reference is made to the material in Item 1.

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

                             PART II

Item 5.  Market for Registrant's Units of Limited Partnership

     Interest and Related Security Holder Matters

     There is no established market for the Units and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on April 1, 1987 of 7,500 Units of Limited Partnership Interests. The offering of $7,500,000 was fully subscribed and closed on June 8, 1987. As of February 28, 1998 there were 620 holders of record of the 7,500 Units of Limited Partnership Interests.

     During 1997, the Registrant distributed $30/unit to its limited partners for a total of $225,000. There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6.  Selected Financial Data

                       For the Year ended
                          December 31,

                 1997      1996       1995      1994      1993
Total Revenue  $8,963        133,601    57,641    76,055    46,443
Net Earnings
     (Loss)     (97,773)    26,101   (47,591)  (32,783)  (90,024)
Net Earnings
     (Loss) per
     limited partner
     unit        (13.04)     3.48     (6.35)    (4.37)   (12.00)
Total Assets   4,110,579 4,430,651 4,499,958 4,501,637 4,504,976
Cash Distributions
     per unit     30.00         -         -         -       120

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Sales

     There were no sales in 1997 or 1995. During 1996, the Registrant sold approximately 6.6 acres of the Lebanon Property for gross proceeds of $96,800. These proceeds were reserved to meet operating costs. During the third quarter of 1996, the sales contract for the entire Macon Property expired. The $100,000 in
non-refundable earnest money was taken into income.    In May 1995,
the Registrant received a $30,722 refund of excess construction escrow funds related to the 1993 sale of the Roanoke property.


Analysis of Operations

     There have been no significant fluctuations in the Registrant's operations except for sales described in the above paragraph. The decline in interest income is due to lower cash balances. The decline in property maintenance costs is due to the lack of development on the Lebanon Property.

Financial Condition

     During 1994, the City of Lebanon agreed to extend a road through the Registrant's Property. Although the city has agreed to fund the construction, the Registrant was asked to fund a $20,000
bond securing the contractor.   A portion of this bond was returned
in 1997 when the road was completed.

     As of February 28, 1998 the Registrant had a cash balance of $71,198. This cash is expected to be sufficient to cover operating expenses for 1998.

        We have considered the impact of the Year 2000 issues on our computer systems and applications and developed a remediation plan. We expect the cost of upgrading computers and software to be immaterial to the Partnership.


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

The officers and directors of 222 Partners, Inc. are as follows:

W. Gerald Ezell

     W. Gerald Ezell, age 67, serves on the Board of Directors of 222 Partners, Inc. Mr. Ezell is also a general partner of affiliated limited partnerships which own various real estate properties. Until November, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Steven D. Ezell

     Steven D. Ezell, age 45, is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation.
He was for the prior four years involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald Ezell.

Michael A. Hartley

     Michael A. Hartley, age 38, is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

Item 11.  Executive Compensation

     During 1997, Registrant was not required to and did not pay remuneration to any executives, partners of General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

     The General Partner does participate in the profits, losses and distributions of the Registrant as set forth in the Partnership agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     As of February 28, 1998, no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

     As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the Units of the Registrant.

     There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

     No affiliated entities have, for the year ending December 31, 1997, earned or received compensation or payments for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates which were less than $60,000 refer to Note 3 of Financial Statements in Item 8.

     The Registrant has incurred costs on behalf of an affiliated partnership. The costs represent development work done on the Lebanon Property and the adjacent land owned by Castle Heights, Ltd, an affiliate. The costs are reflected in the Financial Statements of the Registrant as Accounts Receivable from Affiliate at December 31, 1996. The receivable was collected in full on December 31, 1997.

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

          27   Financial Data Schedule

(b) No reports on Form 8-K have been filed during the last quarter of 1997.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              LMR LAND COMPANY, LTD.

                              By:  222 LMR, Ltd.
                                   General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 31, 1998                   By: /s/Steven D. Ezell
                                        President and Director

DATE:  March 31, 1998                   By: /s/Michael A. Hartley
                                        Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities an don the dates indicated.

                              LMR LAND COMPANY, LTD.

                              By:  222 LMR, Ltd.
                                   General Partner

                              By:  222 Partners, Inc.
                                   General Partner

DATE:  March 31, 1998              By: /s/ Steven D. Ezell
                                        President and Director

DATE:  March 31, 1998              By: /s/ Michael A. Hartley
                                        Secretary/Treasurer

     Supplemental Information to be Furnished with Reports filed
Pursuant to Section 15(d) of the Act by Registrant Which Have Not
Registered Securities Pursuant to Section 12 of the Act:

     No annual report or proxy material has been sent to security holders.

                  Independent Auditors' Report

The Partners
LMR Land Company, Ltd.:

We have audited the accompanying balance sheets of LMR Land Company,Ltd. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LMR Land Company, Ltd. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assets to be Disposed Of" on January 1, 1996.





                              KPMG Peat Marwick LLP

Nashville, Tennessee
January 30, 1998

                               F-1

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                         Balance Sheets

                   December 31, 1997 and 1996

       Assets                    1997            1996

Cash and cash equivalents      $ 146,668           514,612
Receivable from affiliate                 -         40,628
  (note 3)
Land and improvements
  held for investment (note 2) 3,963,911      3,875,411

        Total assets         $ 4,110,579      4,430,651
Liabilities and Partners' Equity
Liabilities:
  Accounts payable (note 3)     $ 10,499         10,499
  Accrued property taxes          32,150         29,449

          Total liabilities       42,649         39,948

Partners' equity:

  Limited partners (7500 units
    outstanding)               4,067,832         4,390,604
  General partner                     98                99

          Total partners'
            equity                4,067,930      4,390,703
Commitments (note 3)

          Total liabilities and
          partners' equity   $ 4,110,579         4,430,651

See accompanying notes to financial statements.
                               F-2

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                    Statements of Operations

          Years ended December 31, 1997, 1996, and 1995

                             1997          1996           1995

Revenue:
  Sales of land
   and improvements        $        -        96,800              -

  Cost of land and
   improvements sold                -       (87,546)             -

  Selling expenses                  -        (5,785)             -

      Gain on sale of land
        and improvements            -         3,469              -

  Interest                    8,713          24,547          26,669
  Return of escrow funds         -                -          30,722
  Expired land purchase             -       100,000              -
     option
  Miscellaneous income             250        5,585             250

      Total Revenue              8,963      133,601          57,641

Expenses:
  Property management fees
     and maintenance
     costs (note 3)             24,694       27,157          33,453
  Property taxes             61,898          59,745          51,899
  Legal and accounting
     fees (note 3)           17,638          18,295          16,756

  Other operating expenses       2,506        2,303           3,124

     Total expenses         106,736         107,500         105,232

     Net earnings (loss)  $ (97,773)         26,101         (47,591)

  Net earnings (loss) allocated to:

       Limited partners   $ (97,772)     26, 101         (47,590)

General partner                (1)           -              (1)

Net earnings (loss) per
    limited partner unit  $  (13.04)           3.48           (6.35)


     Weighted average units
       outstanding            7,500           7,500           7,500



See accompanying notes to financial statements.

                               F-3



                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                 Statements of Partners' Equity

          Years ended December 31, 1997, 1996, and 1995

                          Limited         General
                         partners         partner         Total
                     units     amounts
Balance at
  December 31, 1994 7,500    $4,412,093          100  4,412,193

    Net loss            -      (47,590)          (1)   (47,591)
                  _______       _______      _______    _______
Balance at
  December 31, 1995 7,500     4,364,503           99  4,364,602

    Net earnings        -        26,101            -     26,101
                  _______       _______      _______    _______
Balance at
  December 31, 1996 7,500     4,390,604           99  4,390,703

Distributions to           -      (225,000)           -   (225,000)
  partners (note 5)

Net loss                   -       (97,772)          (1)   (97,773)
                   ---------       -------       -------   -------
Balance at
December 31, 1997   7,500    $4,067,832            98 4,067,930



See accompanying notes to financial statements.

                               F-4

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                    Statements of Cash Flows

          Years ended December 31, 1997, 1996, and 1995

                                    1997      1996        1995

Cash flows from operating activities:
  Net (loss) earnings             $(97,773)   26,101    (47,591)

  Adjustments to reconcile
    net (loss) earnings to net
    cash (used in) provided by
    operating activities:
      Decrease in receivable
        from affiliate              40,628            -      1,848
      Cost of land improvements          -       (8,520)         -
      Cost of land and
       improvements sold                    -    87,546          -

      (Decrease)increase in
       accounts payable                     -    (4,579)     1,129

      Increase (decrease) in
        accrued property taxes       2,701        9,171    (32,707)

      (Decrease) increase in
        deposits on land
        sale contracts                      -  (100,000)    77,500

      Refund of escrow deposits               20,000          -

        Net cash (used in)
        provided by operating
        activities                (54,444)       29,719        179

 Cash flows from investing
 activities-Purchase of Land      (88,500)         -          -

 Cash flows from financing
 activities-Distributions
 to partners                     (225,000)         -          -


        Net (decrease) increase
          in cash and cash
          equivalents           (367,944)     29,719       179

Cash and cash equivalents
  at beginning of year           514,612        484,893    484,714

Cash and cash equivalents
  at end of year             $   146,668        514,612    484,893



See accompanying notes to financial statements.

                               F-5

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1997 and 1996

(1)  Summary of Significant Accounting Policies

     (a)  Organization

        LMR Land Company, Ltd. (the Partnership) is a Tennessee Limited Partnership organized on December 22, 1986, to acquire, own, and hold for investment certain undeveloped land located in Roanoke, Virginia; Lebanon, Tennessee; and Macon, Georgia. The general partner is 222 LMR, Ltd. The general partner of the general partner is 222 Partners, Inc. The Partnership prepares its financial statements and Federal income tax returns on the accrual method and includes only those assets, liabilities and results of operations which relate to the business of the Partnership. In the event that the Partnership has short-term cash deficiencies, the General Partner can defer the collection of fees for certain related party expenses or grant interest-free loans from related parties until cash becomes available.

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

     (d)  Land and Improvements Held For Investment

     At various dates between April 27, 1987 and May 22, 1987, the Partnership acquired three tracts of undeveloped land representing approximately 210 acres. During 1989, the Partnership acquired additional tracts adjacent to the Macon, Georgia, property. During 1993, approximately 5 acres were received as partial consideration for the sale of property. During 1997, an additional 2 acres of land were purchased from a related party for $88,500.
                               F-6

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)

     Land and improvements held for investment are recorded at acquisition cost plus development costs. Insurance and property taxes are capitalized as carrying costs of the property during the development period. Insurance and property taxes are charged to expense once development of the property is substantially complete. Remaining acreage is approximately 162 acres at December 31, 1997 and 1996, which includes approximately 10 acres which are unsalable attributable to roads, right of ways, and landscaping.

        The Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" on January 1, 1996. SFAS No. 121 requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated costs to sell. The fair value of the assets can be determined externally, using appraisals, or internally using discounted future net cash flows. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets less estimated costs to sell. Impairment is recognized through the establishment of an allowance for impairment with a corresponding charge to operations. Losses upon the sale of the assets are charged to the allowance. Based upon management's analysis of discounted future net cash flows, the Partnership's land and improvements held for investment does not meet the definitions of impairment under SFAS No. 121. Accordingly, land and improvements held for investment is recorded at cost with no allowance for impairment necessary. The adoption of SFAS No.121 did not have an impact on the Partnership's financial position, results of operations, or liquidity.

                               F-7
                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)

     (e)  Partnership Allocations

     Net profits, losses and distributions of cash flow of the Partnership are allocated to the partners in accordance with the Partnership agreement as follows:

     Net profits are allocated first to any partner with a negative balance in their capital account, determined at the end of the taxable year as if the Partnership had distributed cash flow, in proportion to the negative capital balance account of all partners until no partner's capital account is negative. Net profit allocations are then made to the limited partners up to the difference between their capital account balances and the sum of their adjusted capital contributions (capital balance, net of cumulative cash distributions in excess of preferred returns - 12% annual cumulative return on capital contributed)and unpaid preferred returns. Any remaining net profits are allocated to the limited partners until the taxable year in which cumulative distributions to the limited partners equal their adjusted capital contribution plus an unpaid preferred return. Net profits are then allocated to the general partner until the ratio of the general partner's capital account balance to the capital account balances, in excess of adjusted capital contributions and unpaid preferred return, of all limited partners is 27.5% to 72.5%. Thereafter, profits are generally allocated 27.5% to the general partner and 72.5% to the limited partners. Net losses are allocated to the partners in proportion to their positive capital accounts.

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

     Cumulative unpaid preferred returns are $5,141,352 and $4,616,352 at December 31, 1997 and 1996, respectively.


     (f)  Income Taxes

     No provision has been made in the financial statements for Federal and state income taxes, since such taxes are the responsibilities of the partners.

                               F-8






                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)


                  Notes to Financial Statements


(1)  Summary of Significant Accounting Policies (continued)

     Annually, the partners receive, from the Partnership, IRS Form K-1's which provide them with their share of taxable income (or losses), deductions and other tax information. The only difference between the tax basis and reported amounts of the Partnership's assets and liabilities relates to the valuation of land and improvements held for investment.

     (g)  Income Recognition

     Income from sales of land held for investment is generally recorded on the accrual basis when the buyer's financial commitment is sufficient to provide economic substance to the transaction, and when other criteria of SFAS No. 66
     "Accounting for Sales of Real Estate" are satisfied. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the transaction does not meet the remaining

                               F-9

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)

     requirements to be recorded on the accrual basis, profit is deferred and recognized under the installment method, which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur which cause the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time. Any losses on sales of real estate are recognized at the time of the sale.

(2)  Land and Improvements Held for Investment

     The components of land and improvements held for investment at December 31, 1997 and 1996 are as follows:

                                1997            1996

     Land                   $3,646,570        3,558,070
     Land Improvements         317,341          317,341
                             _________        _________
                            $3,963,911        3,875,411

     Aggregate cost for Federal income tax purposes for the land held for investment was $3,943,661 and $3,855,161 at December 31, 1997 and 1996, respectively.

(3)  Related Party Transactions

     The general partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees as consideration for performing certain services. Expenses incurred for these services during the years ended December 31, 1997, 1996, and 1995 are as follows:

                                1997         1996         1995

     Program management fees  $ 14,000       14,000       14,000

     Accounting fees             3,327        2,700        2,000
     Engineering fees            2,100            -            -


     The receivable from affiliate totaling $40,628 at December 31, 1996 consisted of property development costs incurred at the Lebanon property that were reimbursed in 1997.
     Accounts payable totaling $10,499 at December 31, 1997 and 1996 was payable to an affiliate for commissions on the sale of property. The amounts due to and from affiliates are non interest-bearing.

                              F-10

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

(4)  Fair Value of Financial Instruments

     At December 31, 1997 and 1996, the Partnership had financial instruments including cash and cash equivalents, receivable from affiliate, accounts payable, and accrued property taxes. The carrying amounts of these financial instruments approximate fair value because of the short maturity of such instruments.

(5)  Distributions

     For the year ended December 31, 1997, the Partnership made distributions to limited partners of $225,000 ($30 per unit). There were no distributions in 1996 or 1995.



                              F-11


                  Independent Auditors' Report

The Partners
LMR Land Company, Ltd.:

Under date of January 30, 1998, we reported on the balance sheets of LMR Land Company, Ltd. as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121.
"Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assets to be Disposed Of" on January 1, 1996.



                                   KPMG Peat Marwick LLP

Nashville, Tennessee
January 30, 1998

                                                         LMR LAND COMPANY, LTD.
                                                       (A Limited Partnership)
                                                              Schedule III

                                                 Real Estate and Accumulated Depreciation
                                                            December 31, 1997

                            Initial Cost to       Cost capitalized      Gross amount at
                               Partnership           subsequent          which carried
                                                   to acquisition     at close of period


Description      Encum-       Land   Buildings   Improve-  Carrying     Land      Buildings   Total   Accumu-  Date of
                 brances           and improve-   ments     costs               and improve-         lated     Construc
                                      ments                                        ments            preciation tion

   ________         ___          _      _____       _____     _____        _         _____       __      ____     ____
    _
48 acres of undeveloped
land in Lebanon,
Tennessee         $ _        1,079,482      -     317,341       -    1,079,482   317,341     1,396,823  N/A     None
acquired in
portions between
1987 and 1997.*

114 acres of undeveloped
land in Macon,
Georgia             -        2,567,088      -           -       -    2,567,088           -   2,567,088   N/A    None
acquired in
portions between
1987 and 1993.*             __________   _______  _______    ______  __________    _______   _________  ______  ____

                  $ -        3,646,570      -     317,341       -    3,646,570     317,341   3,963,911    -      -
*Assets scheduled above represents land and non-depreciable land improvements, therefore accumulated depreciation and depreciable lives are non applicable.
                                         S-2
                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                          Schedule III

            Real Estate and Accumulated Depreciation


                                1997        1996        1995

(1) Balance at beginning   $3,875,411   3,974,437   3,974,437
      of Period
    Additions during period:
      Improvements                  -      8,520            -
      Purchase of Land         88,500
                               88,500      8,520            -

    Deductions during period:
      Cost of real estate sold      -     87,546            -
      Return of Escrow Deposits     -     20,000            -

                               -------     -------      ------
                                         107,546            -

Balance at close of period $3,963,911  3,875,411    3,974,437

(2) Aggregate cost for Federal
      income tax purposes  $3,943,661  3,855,161    3,974,437






See accompanying independent auditors' report.

                               S-3


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