Form 10-Q
period 1998-03-31
LMR LAND CO LTD /TN/
filed 1998-05-14
CIK 809938

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934


                    UNITED STATES

         SECURITIES AND EXCHANGE COMMISSION

               Washington, D.C. 20549

                      FORM 10-Q

                     (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1998

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


                FINANCIAL STATEMENTS
      For The Three Months Ended March 31, 1998


                        INDEX



         Financial Statements:

           Balance Sheets                          3
           Statements of Operations                4
           Statements of Cash Flows                5
           Notes to Financial Statements           6



               LMR LAND COMPANY, LTD.
               (A Limited Partnership)

                   BALANCE SHEETS
                     (Unaudited)



                          March 31,   December 31,
                               1998           1997
                            -------        -------

                       ASSETS

CASH                      $  17,430      $ 146,668

LAND and IMPROVEMENTS
     HELD FOR INVESTMENT  4,107,113      3,963,911

    Total Assets        $ 4,124,543    $ 4,110,579
                         ==========     ==========



          LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE            $15,241        $42,649

   Accounts Payable-
   Affiliate                 54,000            -

   Total Liabilities         69,241         42,649

PARTNERS' EQUITY:

    Limited Partners, units
      outstanding 7,500   4,055,204      4,067,832
    General Partner              98             98

    Total partners'equity 4,055,302      4,067,930

    Total Liabilities &
    Partners' Equity     $4,124,543     $4,110,579
                         ==========     ==========

         See notes to financial statements.
/TABLE


               LMR LAND COMPANY, LTD.
               (A Limited Partnership)

              STATEMENTS OF OPERATIONS
                     (Unaudited)



                                  Quarter and Year
                                  Ending March 31,

                               1998           1997

REVENUE:

Interest Income             $ 5,780            -

Total Revenue               $ 5,780            -

EXPENSES:

Management Fees              3,500          3,500
Legal & Accounting Fees     10,000         11,776
General & Admin. Expenses      108          1,687
Other Operating Expenses     4,800          2,177

    Total Expenses        $ 18,408       $ 19,140

NET LOSS                  $(12,628)      $(19,140)









          See notes to financial statements



                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                         Year-to-date
                                           MARCH 31,
                                    1998           1997
Cash Flows from Operating Activities:

    Net Loss                   $(12,628)      $(19,140)

    Adjustments to reconcile
    Net Loss to Net Cash used
    in Operating Activities:

    Cost of Land Improvements  (143,202)           -

    Decrease in Accounts Payable(27,408)       (21,924)

    Increase in Accounts
    Payable - Affiliate          54,000            -

    Net Cash used in
     Operating Activities      (129,328)       (41,064)

Cash Flows from Financing Activities

    Cash Distribution               -         (225,000)

    Net Decrease in
     Cash and Cash Equivalents (129,238)      (266,064)

CASH AT JANUARY 1,              146,668        514,612

CASH AT MARCH 31,              $ 17,430       $248,548
                              =========       ========


               See notes to financial statements.


                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                  NOTES TO FINANCIAL STATEMENTS

            For the Three Months Ended March 31, 1998
                           (Unaudited)


A.ACCOUNTING POLICIES

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.


B.RELATED PARTY TRANSACTIONS

    The General Partner and its affiliates have been actively involved in managing the Partnership's operations.
    Compensation earned for these services in the first three months were as follows:

                                    1998           1997

    Management Fees                $3,500         $3,500
/TABLE

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)
                  NOTES TO FINANCIAL STATEMENTS

            For the Three Months Ended March 31, 1998
             (continued)                 (Unaudited)

C.  COMPREHENSIVE INCOME

     Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three month periods ended March 31, 1998, and 1997, the Partnership had no components of comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income.

Item 2:
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1998.

There have been no sales during the first quarter of 1998.  On
April 2, 1998, the Registrant sold 8.8 acres of the Lebanon
Property for gross proceeds of $293,500. Proceeds were retained to meet operating expenses.

Overall operations of the Registrant have not changed significantly from prior quarters.

FINANCIAL CONDITION

LIQUIDITY

At May 1, 1998, the Registrant had approximately $108,038 in cash reserves. These funds are expected to be sufficient through 1998.

                   PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


    (a)   Exhibits

          Exhibit 27 - Financial Data Schedule for the First
          Quarter of 1998

    (b)   No 8-K's have been filed during this quarter.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        LMR LAND COMPANY, LTD.

                        By:  222 LMR, LTD.
                             General Partner


                             By:222 PARTNERS, INC.
                                  General Partner



Date: May 15, 1998           By:/s/ Steven D. Ezell
                                ___________________
                                President



Date: May 15, 1998           By:/s/ Michael A. Hartley
                                ______________________
                                Secretary/Treasurer