Form 10-Q
period 1998-06-30
LMR LAND CO LTD /TN/
filed 1998-08-14
CIK 809938

           FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

                                (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the period ended June 30, 1998

                                    or

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


                      FINANCIAL STATEMENTS
    For The Three and Six Months Ended June 30, 1998 and 1997


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

                              BALANCE SHEETS
                                (Unaudited)



                                         June 30,    December 31,
                                          1998           1997
                                        ---------    ------------


                       ASSETS

CASH                                 $    145,424     $   146,668
RESTRICTED CASH                           176,463               -
LAND AND IMPROVEMENTS
HELD FOR INVESTMENT                     3,770,086       3,963,911

            Total Assets             $  4,091,973     $ 4,110,579
                                       ==========      ==========



                     LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE                     $    98,999      $   42,649

PARTNERS' EQUITY:

   Limited Partners, 7,500 units
      outstanding                       3,992,876       4,067,832
   General Partner                             98              98

   Total partners' equity               3,992,974       4,067,930
                                       ----------        --------

Total Liabilities & Partners' Equity $  4,091,973     $ 4,110,579
                                       ==========        ========



                    See notes to financial statements.

/TABLE


                          LMR LAND COMPANY, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)




                       Quarter to Date      Year to Date
                                 Ending June 30,
                     ---------------------------------------

                          1998      1997      1998      1997
                          ----      ----      ----      ----
REVENUE:

LAND SALES:

Sale Proceeds        $323,500   $      - $323,500    $     -
Cost of Land and
Improvements Sold    (337,027)         - (337,027)         -
Closing Costs         (27,725)         -  (27,725)         -

Loss on Sale of
Land & Improvements   (41,252)         -  (41,252)         -

Interest                1,066      8,713    6,846      8,713
Miscellaneous              38          -       38          -
                        ------   -------  --------     -----
     Total Revenue    (40,148)     8,713  (34,368)     8,713

EXPENSES:

Grounds Maintenance     9,822          -    9,822          -
Management Fees         3,500      3,500    7,000      7,000
Legal & Accounting Fees 6,784      4,852   16,784     16,638
Administration Expenses 1,203        759    1,311      2,447
Other Operating Expenses  871      4,557    5,671      6,734
                       ------     ------ ---------    ------
     Total Expenses    22,180     13,668   40,588     32,819

NET LOSS             $(62,328)   $(4,955)$(74,956)  $(24,106)

                     See notes to financial statements

/TABLE


                          LMR LAND COMPANY, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                            Year-to-date
                                             JUNE 30,
                                            ------------
                                        1998           1997
                                        ----           ----
Cash Flows from Operating Activities:

  Net Loss                         $ (74,956)       $(24,106)
  Adjustments to reconcile Net Loss
  to Net Cash used in Operating Activities:
      Increase in Restricted Cash   (176,463)              -
      Increase (Decrease) in
      Accounts Payable                56,350         (29,353)
      Cost of Land & Improvements
      Sold                           337,027               -
      Cost of Land & Improvements   (143,202)              -
                                     --------       ---------
Net Cash used in
Operating Activities                  (1,244)        (53,459)

Cash Flows from financing activities:

  Cash distribution to partners            -        (225,000)

Net Decrease in Cash                  (1,244)       (278,459)


CASH AT JANUARY 1,                   146,668         514,612

CASH AT JUNE 30,                     145,424         236,153
                                    ========      ==========

                    See notes to financial statements.

                          LMR LAND COMPANY, LTD.
                          (A Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
    For the Three and Six Months Ended June 30, 1998 and 1997
                                (Unaudited)
A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

B.RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months were as follows:
                                       1998             1997
                                       ----             ----
  Management Fees                     $ 7,000        $  7,000
  Accounting Fees                       2,450           1,700

C.   COMPREHENSIVE INCOME
     Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period exept those resulting from investments by owners and distributions to owners. During the three and six month periods ended June 30, 1998, and 1997, the Partnership had no components of comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net loss.

Item 2:               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During the second quarter of 1998, the Registrant sold approximately 10 acres of the Lebanon Property. On July 23, 1998, the Registrant sold an additional 31 acres of Lebanon Property for gross proceeds of $900,000. These combined proceeds were used to make a $900,000 cash distribution on July 27, 1998. As of July 31, 1998, the Registrant held 6.5 acres in Lebanon, Tennessee and all land originally purchased in Macon, Georgia.

Overall expenses of the Registrant have not changed significantly from prior quarters except for interest income and grounds maintenance. The increase in interest income is due to higher cash balances. The increase in grounds maintenance is due to preparing the land for the 31 acres Lebanon sale in July 1998.

The General Partner continues to monitor the impact of year 2000 issues on our computer systems and applications and has developed a remediation plan. We expect the cost of upgrading computers and software to be immaterial to the Registrant.

FINANCIAL CONDITION

LIQUIDITY

At July 31, 1998, the Registrant had approximately $ 35,398 in cash reserves. These funds are expected to be sufficient through 1998.

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


                              LMR LAND COMPANY, LTD.

                              By:   222 LMR, LTD.
                                    General Partner


                              By:   222 PARTNERS, INC.
                                    General Partner



Date: August 14, 1998            By:/s/ Steven D. Ezell
                                      President



Date: August 14, 1998            By:/s/ Michael A. Hartley
                                      Secretary/Treasurer