Form 10-Q
period 1998-09-30
LMR LAND CO LTD /TN/
filed 1998-11-16
CIK 809938

           FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

                                (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the period ended September 30,
1998

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


                           FINANCIAL STATEMENTS
    For The Three and Nine Months Ended September 30, 1998 and 1997


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

                              BALANCE SHEETS
                                (Unaudited)



                                     September 30,    December 31,
                                          1998           1997
                                        ---------    ------------


                       ASSETS

CASH                                 $     33,325     $   146,668
RESTRICTED CASH                           177,482               -
LAND AND IMPROVEMENTS
HELD FOR INVESTMENT                     3,086,574       3,963,911

            Total Assets             $  3,297,381     $ 4,110,579
                                       ==========      ==========



                     LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE                     $    87,840      $   42,649

PARTNERS' EQUITY:

   Limited Partners, 7,500 units
      outstanding                       3,209,443       4,067,832
   General Partner                             98              98

   Total partners' equity               3,209,541       4,067,930
                                       ----------        --------

Total Liabilities & Partners' Equity $  3,297,381     $ 4,110,579
                                       ==========        ========



                    See notes to financial statements.

/TABLE

                          LMR LAND COMPANY, LTD.
                          (A Limited Partnership)
                         STATEMENTS OF OPERATIONS
                                (Unaudited)


                          Quarter to Date      Year to Date
                                  Ending September 30,
                        ---------------------------------------

                             1998      1997      1998      1997
                             ----      ----      ----      ----
REVENUE:

LAND SALES:

Sale Proceeds           $900,000   $      -$1,223,500   $     -
Cost of Land and
Improvements Sold       (693,001)         -(1,030,028)        -
Closing Costs            (57,750)         -   (85,475)        -

Gain on Sale of
Land & Improvements      149,249          -   107,997         -

Interest                   1,248          -     8,094     8,713
Miscellaneous                250        250       288       250
                           ------   -------  --------     -----

     Total Revenue       150,747        250   116,379     8,963

EXPENSES:

Property Taxes            25,613     31,769   25,957     31,769
Grounds Maintenance        2,281       -      12,103       -
Management Fees            3,500      3,500   10,500     10,500
Legal & Accounting Fees     -          -      16,784     16,638
General & Admin. Expenses   -            20      967      2,467
Other Operating Expenses   2,786      1,880    8,457      8,614
                          ------     ------ ---------    ------

     Total Expenses       34,180     37,169   74,768     69,988


NET INCOME (LOSS)       $116,567   $(36,919) $41,611   $(61,025)


                     See notes to financial statements
/TABLE


                          LMR LAND COMPANY, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                            Year-to-date
                                            SEPTEMBER 30,
                                            ------------
                                        1998           1997
                                        ----           ----
Cash Flows from Operating Activities:

  Net Income (Loss)                 $ 41,611       $(61,025)
  Adjustments to reconcile Net Income
  (Loss) to Net Cash Provided by
  (used in) Operating Activities:
      Increase in Restricted Cash   (177,482)              -
      Increase (Decrease) in
      Accounts Payable                45,191         (29,449)
      Cost of Land & Improvements
      Sold                         1,030,028               -
      Cost of Land & Improvements   (152,691)              -
                                     --------       ---------

Net Cash Provided By (used in)
Operating Activities                 786,657         (90,474)

Cash Flows from financing activities:

  Cash distribution to Partners     (900,000)       (225,000)

Net Decrease in Cash                (113,343)       (315,474)

CASH AT JANUARY 1,                   146,668         514,612

CASH AT SEPTEMBER 30,               $ 33,325       $ 199,138
                                    ========      ==========

                    See notes to financial statements.

                          LMR LAND COMPANY, LTD.
                          (A Limited Partnership)
                       NOTES TO FINANCIAL STATEMENTS
    For the Three and Nine Months Ended September 30, 1998 and 1997
                                (Unaudited)

A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.


B.RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

                                       1998             1997
[S]                                 [C]             [C]
  Management Fees                     $10,500        $ 10,500
  Accounting Fees                     $ 2,950        $  2,100

C.   COMPREHENSIVE INCOME
     Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the nine month periods ended September 30, 1998, and 1997, the Partnership had no components of comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income (loss).

Item 2:         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During the third quarter of 1998, the Registrant sold 31 acres of Lebanon Property for gross proceeds of $900,000. These combined proceeds were used to make a $900,000 cash distribution on July 27, 1998. Earlier in the year, the Registrant sold 10 acres of the Lebanon Property. As of October 31, 1998, the Registrant held 6.5 acres in Lebanon, Tennessee and all land originally purchased in Macon, Georgia.

Overall expenses of the Registrant have not changed significantly from prior quarters except for grounds maintenance. The increase in grounds maintenance is due to preparing the land for the 31 acres Lebanon sale in July 1998.

The General Partner has evaluated the impact of year 2000 issues on our computer systems and applications. The Registrant is affected by a single personal computer and a commercial software package.
Both are Y2K compliant.

FINANCIAL CONDITION

LIQUIDITY

At October 31, 1998, the Registrant had approximately $16,363 in cash reserves. The General Partner does not expect the current cash balance to be sufficient to cover the cash needs of the Registrant for the next year, but restricted development funds are expected to be released before the end of the year providing sufficient cash to meet the annual operating expenses.

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


                              LMR LAND COMPANY, LTD.

                              By:   222 LMR, LTD.
                                    General Partner


                              By:   222 PARTNERS, INC.
                                    General Partner



Date: November 16, 1998           By:/s/ Steven D. Ezell
                                      President



Date: November 16, 1998         By:/s/ Michael A. Hartley
                                      Secretary/Treasurer