Form 10-K405
period 1998-12-31
LMR LAND CO LTD /TN/
filed 1999-03-31
CIK 809938

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            Form 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended
                        December 31, 1998

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

     The aggregate sale price of the Units of Limited Partnership Interest to non-affiliates was $7,500,000 as of February 28, 1999. This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public. There is no current market for these Units.

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

     Registrant's primary business is to acquire, own, and hold for investment certain undeveloped real properties located in Lebanon, Tennessee; Macon, Georgia (collectively, the "Property").
Registrant's investment objectives are preservation of investment capital and appreciation of the value of the Property due to development of the surrounding areas and the completion of improvements to the Properties prior to resale.

Financial Information About Segment

     The Registrant's activity, investment in land, lies within the domestic United States and is within one industry segment.
Therefore, financial data relating to the geographic area and industry segment is included in Item 6 - Selected Financial Data.

Narrative Description of Business

     At December 31, 1998, the Registrant is holding for investment approximately 3 acres in Lebanon, Tennessee (the "Lebanon
Property") and 114 acres of land in Macon, Georgia (the "Macon
Property").

Lebanon

     The Lebanon Property consists of a 3 acre tract of land zoned for medium density residential and professional offices. The property is served by all public utilities. This type of zoning permits a wide variety of uses. The Lebanon Property is included in the Castle Heights Development.

     The Lebanon Property continues to have minimal competition in the city. There has been some residential development on the outer edges of the city, but there is no other mixed-use development in the city.

Macon

     The Macon property consists of 114 acres at December 31, 1998, which includes approximately 10 acres that are unsalable attributable to roads, right of ways, and landscaping. The property is located at the intersection of Eisenhower Parkway and Log Cabin Road southwest of downtown Macon. The property is zoned for retail, service center and service warehouse type uses. The property is served by municipal gas, electricity, water, and sewer. No development has occurred on the Property.

     The Registrant has no employees. Property management services are being provided under a contractual agreement with Landmark
Realty Services Corporation, an affiliate of the General Partner.

Item 2.  Properties

     As of December 31, 1998, Registrant owned approximately 117 acres of undeveloped land, which includes approximately 10 acres that are unsalable attributable to roads, right of ways, and landscaping. For further information concerning the Property, reference is made to the material in Item 1.

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

                             PART II

Item 5.  Market for Registrant's Units of Limited Partnership

     Interest and Related Security Holder Matters

     There is no established market for the Units and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on April 1, 1987 of 7,500 Units of Limited Partnership Interests. The offering of $7,500,000 was fully subscribed and closed on June 8, 1987. As of February 28, 1999 there were 623 holders of record of the 7,500 Units of Limited Partnership Interests.

     During 1998, the Registrant distributed $195/Unit to its limited partners for a total of $1,462,500. During 1997, the Registrant distributed $30/unit to its limited partners for a total of $225,000. There were no distributions in 1996. There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6.  Selected Financial Data

                       For the Year ended
                          December 31,

                 1998        1997       1996      1995      1994
Total Revenue  $ 381,108     8,963    133,601    57,641    76,055
Net Income
     (Loss)      267,243   (97,773)    26,101   (47,591)  (32,783)
Net Income
     (Loss) per
     limited partner
     unit          35.63    (13.04)      3.48     (6.35)    (4.37)
 Total Assets  2,900,075 4,110,579  4,430,651 4,499,958 4,501,637
Cash Distributions
     per unit    195.00      30.00          -         -         -

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Sales

     During 1998, the Registrant sold approximately 46 acres of Lebanon Property. These combined proceeds were used to make a $1,462,500 cash distribution to the limited partners. As of December 31, 1998, the Registrant held 3 acres in Lebanon, Tennessee and 114 acres in Macon, Georgia.

There were no sales in 1997. During 1996, the Registrant sold approximately 6.6 acres of the Lebanon Property for gross proceeds of $96,800. These proceeds were reserved to meet operating costs. During the third quarter of 1996, a sales contract for the entire Macon Property expired. The $100,000 in non-refundable earnest money was taken into income.

Analysis of Operations

     There have been no significant fluctuations in the Registrant's operations except for sales described in the above paragraph. The fluctuations in interest income are directly related to fluctuations in cash balances held during the year as a result of sales. The fluctuations in property maintenance costs are due to additional costs incurred preparing the Lebanon land for sale.

Financial Condition

     As of February 28, 1999 the Registrant had a cash balance of $73,272. This cash is not expected to be sufficient to cover operating expenses for 1999. In the event that the Partnership has short-term cash deficiencies, the General Partner can defer the collection of fees for certain related party expenses (or grant interest-free loans from related parties until cash becomes available).

Year 2000

     In 1998, the Partnership initiated a plan ("Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year.
The Partnership has divided the Plan into five major phases-assessment, planning, conversion, implementation and testing.
After completing the assessment and planning phases earlier year, the Partnership is currently in the conversion, implementation, and testing phases. Systems which have been determined not to be Year 2000 compliant are being either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. The Plan anticipates that by mid-1999 the conversion, implementation and testing phases will be completed. Management believes that the total remediation costs for the Plan will not be material to the operations or liquidity of the Partnership.

     The Partnership is in the process of identifying and contacting critical suppliers and other vendors whose computerized systems interface with the Partnership's systems, regarding their plans and progress in addressing their Year 2000 issues. The Partnership has received varying information from such third parties on the state of compliance or expected compliance. Contingency plans are being developed in the event that any critical supplier or customer is not compliant.

     The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Partnership's operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership's operations, liquidity or financial condition.

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

The officers and directors of 222 Partners, Inc. are as follows:

W. Gerald Ezell

     W. Gerald Ezell, age 68, serves on the Board of Directors of 222 Partners, Inc. Mr. Ezell is also a general partner of affiliated limited partnerships which own various real estate properties. Until November, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Steven D. Ezell

     Steven D. Ezell, age 46, is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation.
He was for the prior four years involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald Ezell.

Michael A. Hartley

     Michael A. Hartley, age 39, is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

Item 11.  Executive Compensation

     During 1998, Registrant was not required to and did not pay remuneration to any executives, partners of General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

     The General Partner does participate in the profits, losses and distributions of the Registrant as set forth in the Partnership agreement.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     As of February 28, 1999, no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

     As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the Units of the Registrant.

     There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

     No affiliated entities have, for the year ending December 31, 1998, earned or received compensation or payments for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates which were less than $60,000 refer to Note 3 of Financial Statements in Item 8.

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

          27   Financial Data Schedule

(b) No reports on Form 8-K have been filed during the last quarter of 1998.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              LMR LAND COMPANY, LTD.

                              By:  222 LMR, Ltd.
                                   General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  March 31, 1999                   By: /s/Steven D. Ezell
                                        President and Director

DATE:  March 31, 1999                   By: /s/Michael A. Hartley
                                        Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities an don the dates indicated.

                              LMR LAND COMPANY, LTD.

                              By:  222 LMR, Ltd.
                                   General Partner

                              By:  222 Partners, Inc.
                                   General Partner

DATE:  March 31, 1999              By: /s/ Steven D. Ezell
                                        President and Director

DATE:  March 31, 1999              By: /s/ Michael A. Hartley
                                        Secretary/Treasurer

     Supplemental Information to be Furnished with Reports filed
Pursuant to Section 15(d) of the Act by Registrant Which Have Not
Registered Securities Pursuant to Section 12 of the Act:

     No annual report or proxy material has been sent to security holders.

                  Independent Auditors' Report

The Partners
LMR Land Company, Ltd.:

We have audited the accompanying balance sheets of LMR Land Company,Ltd. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LMR Land Company, Ltd. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                         KPMG LLP

Nashville, Tennessee
January 22, 1999

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                         Balance Sheets

                   December 31, 1998 and 1997

       Assets                      1998          1997

Cash                          $   120,260       146,668
Restricted cash                    15,776            -

Land and improvements
  held for investment (note 2)  2,764,039     3,963,911

        Total assets          $ 2,900,075     4,110,579

Liabilities and Partners'
Equity:

Accounts payable (note 3)
     and accrued expenses      $    27,402        42,649

Partners' equity:

  Limited partners (7,500 units
    outstanding)                 2,872,575    4,067,832
  General partner                       98           98

     Total partners' equity      2,872,673    4,067,930

  Commitments (note 3)

          Total liabilities and
          partners' equity    $  2,900,075    4,110,579

See accompanying notes to financial statements.

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                    Statements of Operations

          Years ended December 31, 1998, 1997, and 1996

                             1998          1997           1996
Revenue:
  Land sales:
  Sale proceeds         $ 1,898,070            -        96,800

  Cost of land and
   improvements sold     (1,380,464)           -       (87,546)

  Closing costs            (147,578)           -        (5,785)

   Gain on land sales       370,028            -         3,469

  Interest                   10,792         8,713       24,547
   Expired purchase option     -             -         100,000
   Miscellaneous income         288           250        5,585

      Total revenue         381,108         8,963      133,601


Expenses:
  Property management fees
     and maintenance
     costs (note 3)          36,605        24,694        27,157
 Property taxes              52,195        61,898        59,745
 Legal and accounting
     fees (note 3)           20,284        17,638        18,295

 Other operating expenses     4,781         2,506         2,303

     Total expenses         113,865       106,736       107,500

     Net income (loss)   $   267,243       (97,773)       26,101

  Net income (loss) allocated to:

       Limited partners   $ 267,243       (97,772)      26, 101

General partner                -               (1)            -

Net income (loss) per
    limited partner unit  $   35.63        (13.04)         3.48
    Weighted average units
       outstanding            7,500         7,500         7,500
See accompanying notes to financial statements.

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                 Statements of Partners' Equity

          Years ended December 31, 1998, 1997, and 1996

                          Limited         General
                         partners         partner         Total
                     units     amounts
Balance at
  December 31, 1995 7,500   $ 4,364,503           99  4,364,602

    Net income          -        26,101            -     26,101

Balance at
  December 31, 1996 7,500     4,390,604           99  4,390,703

Distributions to        -      (225,000)           -   (225,000)
  partners (note 5)

Net loss                -       (97,772)          (1)   (97,773)

Balance at
  December 31, 1997 7,500     4,067,832            98  4,067,930

Distributions to
  partners(note 5)     -     (1,462,500)            - (1,462,500)

Net Income             -        267,243             -    267,243


Balance at
  December 31, 1998 7,500   $ 2,872,575            98   2,872,673


See accompanying notes to financial statements.

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                    Statements of Cash Flows

          Years ended December 31, 1998, 1997, and 1996

                                    1998      1997        1996

Cash flows from operating activities:
  Net income (loss)               $  267,243   (97,773)    26,101

   Adjustments to reconcile
    net income (loss) to net
    cash (used in) provided by
    operating activities:
      Increase in restricted cash    (15,776)        -          -
      Decrease in receivable
        from affiliate                     -    40,628          -
      Cost of land & improvements   (180,592)  (88,500)    (8,520)
      Cost of land and
        improvements sold          1,380,464         -     87,546

      (Decrease) increase in
        accounts payable             (15,247)     2,701     4,592

      Decrease increase in
        deposits on land
        sale contracts                     -          -  (100,000)

      Refund of escrow deposits            -          -    20,000

        Net cash (used in)
        provided by operating
        activities                 1,436,092   (142,944)   29,719

 Cash flows from financing
 activities-Distributions
 to partners                      (1,462,500)  (225,000)        -


 Net (decrease) increase in cash     (26,408)  (367,944)    29,719

Cash at beginning of year            146,668    514,612    484,893


Cash at end of year             $    120,260    146,668    514,612


See accompanying notes to financial statements.

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1998 and 1997

(1)  Summary of Significant Accounting Policies

     (a)  Organization

     LMR Land Company, Ltd. (the Partnership) is a Tennessee Limited Partnership organized on December 22, 1986, to acquire, own, and hold for investment certain undeveloped land located in Lebanon, Tennessee; and Macon, Georgia. The general partner is 222 LMR, Ltd. The general partner of the general partner is 222 Partners, Inc. The Partnership prepares its financial statements and Federal income tax returns on the accrual method and includes only those assets, liabilities and results of operations which relate to the business of the Partnership.

     (b)  Estimates

     Management of the partnership has made certain estimates and assumptions to prepare these financial statements in accordance with generally accepted accounting principles. These estimates include the determination of the estimated fair value of the land and improvements held for investment in accordance with the provisions of SFAS No. 121. Actual results could differ from those estimates.

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

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)

     Land and improvements held for investment are recorded at acquisition cost plus development costs. Insurance and property taxes are capitalized as carrying costs of the property during the development period. Insurance and property taxes are charged to expense once development of the property is substantially complete. Remaining acreage is approximately 117 and 162 acres at December 31, 1998 and 1997, respectively, which includes approximately 10 acres which are unsalable attributable to roads, right of ways, and landscaping.

     The Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" in a prior year. SFAS No. 121 requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated costs to sell. The fair value of the assets can be determined externally, using appraisals, or internally using discounted future net cash flows. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets less estimated costs to sell. Impairment is recognized through the establishment of an allowance for impairment with a corresponding charge to operations. Losses upon the sale of the assets are charged to the allowance. Based upon management's analysis of discounted future net cash flows, the Partnership's land and improvements held for investment does not meet the definitions of impairment under SFAS No. 121. Accordingly, land and improvements held for investment is recorded at cost with no allowance for impairment necessary. The adoption of SFAS No.121 did not have an impact on the Partnership's financial position, results of operations, or liquidity.

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

     Cumulative unpaid preferred returns are $4,428,852 and $5,141,352 at December 31, 1998 and 1997, respectively.

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

     (g)  Income Recognition

     Income from sales of land held for investment is generally recorded on the accrual basis when the buyer's financial commitment is sufficient to provide economic substance to the transaction, and when other criteria of SFAS No. 66 "Accounting for Sales of Real Estate" are satisfied. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the transaction does not meet the remaining requirements to be recorded on the accrual basis, profit is deferred and recognized under the installment method, which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur which cause the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time.
     Any losses on sales of real estate are recognized at the time of the sale.

     (h)  Comprehensive Income

     Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years 1998, 1997, and 1996, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income (loss).

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies (continued)

     (i)  Reclassification

     Certain reclassifications have been made to conform to the current year presentation.

(2)  Land and Improvements Held for Investment

     The components of land and improvements held for investment at December 31, 1998 and 1997 are as follows:

                                1998            1997

     Land                   $ 2,722,669      3,646,570
     Land Improvements           41,370        317,341
                              __________      _________
                            $ 2,764,039      3,963,911

     Aggregate cost for Federal income tax purposes for the land held for investment was $2,741,400 and $3,943,661 at December 31, 1998 and 1997, respectively.

(3)  Related Party Transactions

     The general partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees as consideration for performing certain services. Expenses incurred for these services during the years ended December 31, 1998, 1997, and 1996 are as follows:

                                1998         1997         1996

     Program management fees  $ 14,000       14,000       14,000

     Accounting fees             3,459        3,327        2,700
     Engineering fees                -        2,100            -


     Included in accounts payable at December 31, 1998 and 1997 is $10,499 to an affiliate for commissions on the sale of property. The amounts due to and from affiliates are non interest-bearing.

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

(4)  Fair Value of Financial Instruments

     At December 31, 1998 and 1997, the Partnership had financial instruments including cash and accounts payable and accrued expenses. The carrying amounts of these financial instruments approximate fair value because of the short maturity of such instruments.

(5)  Distributions

     For the year ended December 31, 1998 and 1997, the Partnership made distributions to limited partners of $1,462,500 ($195 per unit), and $225,000 ($30 per unit), respectively. There were no distributions in 1996.

                  Independent Auditors' Report

The Partners
LMR Land Company, Ltd.:

Under date of January 22, 1999, we reported on the balance sheets of LMR Land Company, Ltd. as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement schedule following. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                   KPMG LLP

Nashville, Tennessee
January 22, 1999

                                                      LMR LAND COMPANY, LTD.
                                                      (A Limited Partnership)
                                                           Schedule III
                                             Real Estate and Accumulated Depreciation
                                                         December 31, 1998

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

   ________         ___          _      _____       _____     _____        _         _____       __      ____     ____
    _
3 acres of undeveloped
land in Lebanon,
Tennessee         $ _          155,581    -      41,370       -       155,581      41,370   1,196,951     N/A     None
acquired in
portions between
1987 and 1997.*

114 acres of undeveloped
land in Macon,
Georgia             -        2,567,088      -           -       -    2,567,088           -   2,567,088   N/A    None
acquired in
portions between
1987 and 1993.*             __________   _______  _______    ______  __________    _______   _________  ______  ____

                  $ -        2,722,669      -     41,370       -     2,722,669      41,370   2,764,039    -      -
*Assets scheduled above represents land and non-depreciable land improvements, therefore accumulated depreciation and depreciable lives are non applicable.
                                         S-2
                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                          Schedule III

            Real Estate and Accumulated Depreciation


                                1998        1997        1996

(1) Balance at beginning   $ 3,963,911 3,875,411   3,974,437
      of Period
    Additions during period:
      Improvements             180,592         -       8,520

      Purchase of Land            -       88,500         -


    Deductions during period:
      Cost of real estate
      sold                   1,380,464         -      87,546

      Return of Escrow Deposits      -         -      20,000

                                                     107,546

Balance at close of period $2,764,039  3,963,911   3,875,411

(2) Aggregate cost for Federal
      income tax purposes  $2,741,400  3,943,661   3,855,161






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