Form 10-Q
period 1999-06-30
LMR LAND CO LTD /TN/
filed 1999-08-13
CIK 809938

           FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

                                (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the period ended June 30, 1999

                                    or

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


                      FINANCIAL STATEMENTS
    For The Three and Six Months Ended June 30, 1999 and 1998


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

                              BALANCE SHEETS
                                (Unaudited)



                                         June 30,    December 31,
                                          1999           1998
                                        ---------    ------------


                       ASSETS

CASH                                 $    47,870      $   120,260

RESTRICTED CASH                           15,856           15,776
ACCOUNTS RECEIVABLE                        4,041                -
LAND AND IMPROVEMENTS HELD
FOR INVESTMENT                          2,764,039       2,764,039

            Total Assets             $  2,831,806     $ 2,900,075
                                       ==========      ==========



                     LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE & ACCRUED EXPENSES    $   10,499     $    27,402


PARTNERS' EQUITY:

   Limited Partners, 7,500 units
      outstanding                       2,821,209       2,872,575
   General Partner                             98              98

   Total partners' equity               2,821,307       2,872,673
                                       ----------        --------

Total Liabilities & Partners' Equity $  2,831,806     $ 2,900,075
                                       ==========        ========

               See accompanying notes to financial statements.


                          LMR LAND COMPANY, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)




                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                      June 30,
                     ---------------------------------------

                          1999      1998      1999      1998
                          ----      ----      ----      ----
REVENUE:

LAND SALES:

Sale Proceeds        $       -  $323,500        -    323,500
Cost of Land and
Improvements Sold            -  (337,027)       -   (337,027)
Closing Costs                -   (27,725)       -    (27,725)

Loss on Sale of
Land & Improvements          -   (41,252)       -    (41,252)

Interest                    95     1,066      322      6,846
Miscellaneous                -        38        -         38
                        ------   -------  --------     -----
     Total Revenue          95   (40,148)     322    (34,368)

EXPENSES:

Grounds Maintenance      5,615     9,822    5,615      9,822
Management Fees          3,500     3,500    7,000      7,000
Legal & Accounting Fees 11,710     6,784   15,210     16,784
General and Administrative
   Expenses                448     1,203      505      1,311
Other Operating
   Expenses             18,459       871   23,358      5,671
                        ------     ------ ---------    ------
     Total Expenses     39,732    22,180   51,688     40,588

NET LOSS             $ (39,637)  (62,328) (51,366)   (74,956)

Net Loss per limited
   partner unit      $  (5.28)    (8.31)   (6.85)     (9.99)

              See accompanying notes to financial statements



                          LMR LAND COMPANY, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                         SIX MONTHS ENDED
                                             JUNE 30,
                                            ------------
                                        1999           1998
                                        ----           ----
Cash Flows from Operating Activities:

  Net Loss                          $     (51,366)      $(74,956)
  Adjustments to reconcile Net Loss
  to Net Cash used in Operating Activities:
      Increase in Restricted Cash             (80)      (176,463)
      Increase in Accounts Receivable      (4,041)          -
      Increase (Decrease) in Accounts
         Payable and Accrued Expenses     (16,903)        56,350
      Cost of Land & Improvements Sold       -           337,027
      Cost of Land & Improvements            -          (143,202)

Net Cash used in
Operating Activities                      (72,390)        (1,244)

Net Decrease in Cash                      (72,390)        (1,244)

CASH AT JANUARY 1,                        120,260        146,668
CASH AT JUNE 30,                         $ 47,870      $ 145,424

               See accompanying notes to financial statements.


                          LMR LAND COMPANY, LTD.
                          (A Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
    For the Three and Six Months Ended June 30, 1999 and 1998
                                (Unaudited)
A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

B.RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months were as follows:
                                       1999             1998
                                       ----             ----
  Management Fees                    $ 7,000          $7,000
  Accounting Fees                      2,100           2,450


C.   COMPREHENSIVE INCOME
     During the three and six month periods ended June 30, 1999, and 1998, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net loss.

Item 2:               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

There were no sales during 1999. As of July 31,1999, the Registrant held 3.1 acres in Lebanon, Tennessee and all land originally purchased in Macon, Georgia.

Overall expenses of the Registrant have not changed significantly from prior quarters.

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

FINANCIAL CONDITION

LIQUIDITY

At July 31, 1999, the Registrant had approximately $ 13,901 in cash reserves. This balance may not be sufficient to meet the operating needs of the Registrant. Unless there are property sales, the General Partner will assist the Registrant in meeting operational needs through affiliated loans.

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


                              LMR LAND COMPANY, LTD.

                              By:   222 LMR, LTD.
                                    General Partner


                              By:   222 PARTNERS, INC.
                                    General Partner



Date: August 13, 1999            By:/s/ Steven D. Ezell
                                      President



Date: August 13, 1999            By:/s/ Michael A. Hartley
                                      Secretary/Treasurer