Form 10-Q
period 1999-09-30
LMR LAND CO LTD /TN/
filed 1999-11-12
CIK 809938

           FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

                                (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the period ended September 30,
1999

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


                           FINANCIAL STATEMENTS
    For The Three and Nine Months Ended September 30, 1999 and 1998


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

                              BALANCE SHEETS
                                (Unaudited)



                                     September 30,    December 31,
                                          1999           1998
                                        ---------    ------------


                       ASSETS

Cash                                 $   31,620      $    120,260
Restricted cash                          15,856            15,776
Accounts receivable                       4,041              -
Land and improvements
  held for investment                 2,764,039         2,764,039

            Total Assets             $2,815,556      $  2,900,075
                                     ==========        ==========



                     LIABILITIES AND PARTNERS' EQUITY


Accounts payable                     $   50,608      $    27,402


PARTNERS' EQUITY:

   Limited Partners, 7,500 units
      outstanding                     2,764,854         2,872,575

   General Partner                           94                98

   Total Partners' Equity             2,764,948         2,872,673


Total Liabilities & Partners' Equity $2,815,556      $  2,900,075
                                     ==========        ==========

                   See notes to financial statements.

                          LMR LAND COMPANY, LTD.
                          (A Limited Partnership)
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                          Three Months Ended  Nine Months Ended
                                      September 30,
                        ---------------------------------------

                             1999      1998      1999      1998
                             ----      ----      ----      ----
REVENUE:

LAND SALES:

Sale Proceeds           $    -    $ 900,000 $     -    $ 1,223,500
Cost of Land and
  Improvements Sold          -     (693,001)      -     (1,030,028)
Closing Costs                -      (57,750)      -        (85,475)
Gain on Sale of
  Land & Improvements        -      149,249       -        107,997

Interest                      162     1,248        485       8,094
Miscellaneous                 250       250        250         288
                           ------    -------   --------   ---------

     Total Revenue            412   150,747        735     116,379

EXPENSES:

Property Taxes             40,162    25,613     40,220      25,957
Grounds Maintenance        11,652     2,281     17,267      12,103
Management Fees             3,500     3,500     10,500      10,500
Legal & Accounting Fees       775      -        15,985      16,784
General & Admin. Expenses     681      -         1,130         967
Other Operating Expenses     -        2,786     23,357       8,457
                            ------   ------   ---------   --------

     Total Expenses        56,770    34,180    108,459      74,768


NET (LOSS) INCOME       $ (56,358) $116,567 $ (107,724)    $41,611

Net (Loss) Income per limited
   partner unit           $ (7.51)  $ 15.54   $ (14.36)     $ 5.55

                     See notes to financial statements

                          LMR LAND COMPANY, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                            Year-to-date
                                            SEPTEMBER 30,
                                            ------------
                                        1999           1998
                                        ----           ----
Cash Flows from Operating Activities:

  Net (Loss) Income                 $  (107,724)     $41,611
  Adjustments to reconcile Net (Loss)
  Income to Net Cash (used in)
  provided by Operating Activities:
      Increase in Restricted Cash           (80)    (177,482)
      Increase in Accounts Payable       23,206       45,191
      Increase in Accounts Receivable    (4,042)        -
      Cost of Land & Improvements Sold     -       1,030,028
      Cost of Land & Improvements          -        (152,691)
                                       ---------   ---------

Net Cash (used in) provided by
Operating Activities                    (88,640)     786,657

Cash Flows from financing activities:

Cash distribution to Partners              -        (900,000)

Net Decrease in Cash                    (88,640)    (113,343)

CASH AT JANUARY 1,                      120,260      146,668

CASH AT SEPTEMBER 30,             $      31,620    $  33,325
                                      =========    =========

                    See notes to financial statements.


                          LMR LAND COMPANY, LTD.
                          (A Limited Partnership)
                       NOTES TO FINANCIAL STATEMENTS
    For the Three and Nine Months Ended September 30, 1999 and 1998
                                (Unaudited)

A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.


B.RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

                                       1999             1998
[S]                                     [C]             [C]
  Management Fees                    $ 10,500       $ 10,500
  Accounting Fees                    $  2,600       $  2,950

C.   COMPREHENSIVE INCOME
     During the nine month periods ended September 30, 1999, and 1998, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income (loss).

Item 2:         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

There have been no property sales during 1999. As of October 31, 1999, the Registrant held 3.1 acres in Lebanon, Tennessee and all land originally purchased (113 acres) in Macon, Georgia.

Overall expenses of the Registrant have not changed significantly from prior quarters except for property taxes. Assessed values on the Macon, Georgia property increased in 1999.

During the fourth quarter, Management will update its evaluation of the values of the Property and if necessary, any impairment reserves will be recorded.

Year 2000

In 1998, the Partnership initiated a plan ("Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year.
The Partnership has divided the Plan into five major phases-assessment, planning, conversion, implementation and testing. After completing the assessment and planning phases earlier year, the Partnership is currently in the conversion, implementation, and testing phases. Systems which have been determined not to be Year 2000 compliant are being either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. Contingency plans are being developed in the event that any critical system is not compliant.

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



FINANCIAL CONDITION

LIQUIDITY

At September 30, 1999, the Registrant had approximately $14,097 in cash reserves. The General Partner does not expect the current cash balance to be sufficient to cover the cash needs of the Registrant for the next year, but restricted development funds are expected to be released before the end of the year providing sufficient cash to meet the annual operating expenses.

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


                              LMR LAND COMPANY, LTD.

                              By:   222 LMR, LTD.
                                    General Partner


                              By:   222 PARTNERS, INC.
                                    General Partner



Date: November 11, 1999           By:/s/ Steven D. Ezell
                                      President



Date: November 11, 1999         By:/s/ Michael A. Hartley
                                      Secretary/Treasurer