Form 10-K405
period 1999-12-31
LMR LAND CO LTD /TN/
filed 2000-03-30
CIK 809938

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            Form 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
                    For the fiscal year ended
                        December 31, 1999

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

     Registrant's primary business is to acquire, own, and hold for investment certain undeveloped real properties located in Lebanon, Tennessee; and Macon, Georgia (collectively, the "Property"). Registrant's investment objectives are preservation of investment capital and appreciation of the value of the Property due to development of the surrounding areas and the completion of improvements to the Properties prior to resale.

Financial Information About Segment

     The Registrant's activity, investment in land, lies within the domestic United States and is within one industry segment.
Therefore, financial data relating to the geographic area and industry segment is included in Item 6 - Selected Financial Data.

Narrative Description of Business

     At December 31, 1999, the Registrant is holding for investment approximately 114 acres of land in Macon, Georgia (the "Property").

     The property consists of 114 acres at December 31, 1999, which includes approximately 10 acres that are unsalable attributable to roads, right of ways, and landscaping. The property is located at the intersection of Eisenhower Parkway and Log Cabin Road southwest of downtown Macon. The property is zoned for retail, service center and service warehouse type uses. The property is served by municipal gas, electricity, water, and sewer. No development has occurred on the Property.

     The Registrant has no employees. Property management services are being provided under a contractual agreement with Landmark
Realty Services Corporation, an affiliate of the General Partner.

Item 2.  Properties

     As of December 31, 1999, Registrant owned approximately 114 acres of undeveloped land, which includes approximately 10 acres that are unsalable attributable to roads, right of ways, and landscaping. For further information concerning the Property, reference is made to the material in Item 1.

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

                             PART II

Item 5.  Market for Registrant's Units of Limited Partnership

     Interest and Related Security Holder Matters

     There is no established market for the Units and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on April 1, 1987 of 7,500 Units of Limited Partnership Interests. The offering of $7,500,000 was fully subscribed and closed on June 8, 1987. As of February 28, 1999 there were 625 holders of record of the 7,500 Units of Limited Partnership Interests.

     During 1999, there were no distributions. During 1998, the Registrant distributed $195/Unit to its limited partners for a total of $1,462,500. During 1997, the Registrant distributed $30/unit to its limited partners for a total of $225,000. There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6.  Selected Financial Data

                       For the Year ended
                          December 31,

                        1999       1998      1997      1996      1995

Total Revenue        $ 131,336   381,108     8,963   133,601    57,641
Net Income(Loss)         2,017   267,243  (97,773)    26,101  (47,591)
Net Income (Loss) per
  limited partner unit    0.27     35.63   (13.04)      3.48    (6.35)
Total Assets         2,892,335 2,900,075 4,110,579 4,430,651 4,499,958
Cash Distributions
   per unit               -       195.00     30.00      -         -

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Sales

During 1999, the Registrant sold the remaining 3 acres of the Lebanon Property. The proceeds were retained to meet the operational needs of the Registrant.

During 1998, the Registrant sold approximately 46 acres of Lebanon Property. These combined proceeds were used to make a $1,462,500 cash distribution to the limited partners.

There were no sales in 1997.

Analysis of Operations

     There have been no significant fluctuations in the Registrant's operations except for sales described in the above paragraph. The fluctuations in property maintenance costs are due to additional costs incurred preparing the Lebanon land for sale.

Financial Condition

     As of February 29, 2000 the Registrant had a cash balance of $276,712. The General Partner believes this cash balance is sufficient to meet the needs of the Registrant for the year 2000.

Year 2000

In 1998, the Partnership initiated a plan ("Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Plan addressed the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year. The Partnership divided the Plan into five major phases-assessment, planning, conversion, implementation and testing.
The plan was completed in mid 1999. The total remediation costs for the plan were not material to the operations or liquidity of the partnerships. The registrant had no significant operational difficulties related to Year 2000 issue. Management does not expect any future operational problems related to Year 2000 issues.

Item 8.  Financial Statements and Supplementary Data

     The Financial Statements required by Item 8 are filed at the end of this Report.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     None.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant


Registrant does not have any directors or officers. 222 LMR, Ltd. is the General Partner. 222 Partners, Inc. is the general partner of the General Partner and as such has general responsibility and ultimate authority in matters affecting the Registrant's business.

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

The officers and directors of 222 Partners, Inc. are as follows:

W. Gerald Ezell

     W. Gerald Ezell, age 69, serves on the Board of Directors of 222 Partners, Inc. Mr. Ezell is also a general partner of affiliated limited partnerships which own various real estate properties. Until November, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

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

Michael A. Hartley

     Michael A. Hartley, age 40, is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     As of January 31, 2000, no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

     As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the Units of the Registrant.

     There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

     No affiliated entities have, for the year ending December 31, 1999, earned or received compensation or payments for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates which were less than $60,000 refer to Note 3 of Financial Statements in Item 8.

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

          27   Financial Data Schedule

(b) No reports on Form 8-K have been filed during the last quarter of 1999.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              LMR LAND COMPANY, LTD.

                              By:  222 LMR, Ltd.
                                   General Partner

                                   By:  222 Partners, Inc.
                                        General Partner

DATE:  January 31, 2000                   By: /s/Steven D. Ezell
                                           President and Director

DATE:  January 31, 2000                   By: /s/Michael A. Hartley
                                            Secretary/Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              LMR LAND COMPANY, LTD.

                              By:  222 LMR, Ltd.
                                   General Partner

                              By:  222 Partners, Inc.
                                   General Partner

DATE:  January 31, 2000                   By: /s/Steven D. Ezell
                                           President and Director

DATE:  January 31, 2000                   By: /s/Michael A. Hartley
                                            Secretary/Treasurer

     Supplemental Information to be Furnished with Reports filed
Pursuant to Section 15(d) of the Act by Registrant Which Have Not
Registered Securities Pursuant to Section 12 of the Act:

     No annual report or proxy material has been sent to security holders.

                  Independent Auditors' Report

The Partners
LMR Land Company, Ltd.:

We have audited the accompanying balance sheets of LMR Land Company,Ltd. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LMR Land Company, Ltd. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                         KPMG LLP

Nashville, Tennessee
January 21, 2000

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                         Balance Sheets

                   December 31, 1999 and 1998

       Assets                           1999            1998

Cash                               $  310,703             120,260
Restricted cash                        10,523              15,776
Accounts Receivable                     4,041                -
Land and improvements
  held for investment               2,567,088           2,764,039

        Total assets               $2,892,355           2,900,075

Liabilities and Partners' Equity:

Accounts payable and accrued
     expenses                       $  17,665              27,402

Partners' equity:

Limited partners (7,500 units
    outstanding)                    2,874,592           2,872,575
General partner                            98                  98

     Total partners' equity         2,874,690           2,872,673

  Commitments

  Total liabilities and
          partners' equity        $ 2,892,355           2,900,075








See accompanying notes to financial statements.

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                    Statements of Operations

          Years ended December 31, 1999, 1998, and 1997

                             1999          1998           1997
Revenue:
  Land sales:
  Sale proceeds         $  370,000      1,898,070           -
  Cost of land and
   improvements sold      (196,951)    (1,380,464)          -
  Closing costs            (44,400)      (147,578)          -
  Gain on land sales       128,649        370,028           -
  Interest                   2,437         10,792          8,713
  Miscellaneous income         250            288            250

      Total revenue        131,336        381,108          8,963

Expenses:
  Property management fees
     and maintenance
     costs                  54,647         36,605         24,694
  Property taxes            47,640         52,195         61,898
  Legal and accounting
     fees                   19,586         20,284         17,638
 Other operating expenses    7,446          4,781          2,506

     Total expenses        129,319        113,865        106,736

     Net income(loss)    $   2,017        267,243        (97,773)

  Net income (loss) allocated to:

       Limited partners   $  2,017        267,243        (97,772)
       General partner        -              -              -

  Net income (loss) per
    limited partner unit    $ 0.27          35.63         (13.04)
  Weighted average units
       outstanding           7,500          7,500          7,500






See accompanying notes to financial statements.

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                 Statements of Partners' Equity

          Years ended December 31, 1999, 1998, and 1997

                           Limited             General
                           partners            partner         Total
                        units     amounts
Balance at

  December 31, 1996     7,500    $4,390,604         99      4,390,703

Distributions to         -         (225,000)      -          (225,000)
  partners

Net loss                 -          (97,772)        (1)       (97,773)

Balance at
  December 31, 1997     7,500     4,067,832         98      4,067,930

Distributions to
  partners               -       (1,462,500)      -        (1,462,500)

Net Income               -          267,243       -           267,243

Balance at
  December 31, 1998     7,500     2,872,575         98      2,872,673

Net Income               -            2,017       -             2,017

Balance at
  December 31, 1999     7,500    $2,874,592         98      2,874,690









See accompanying notes to financial statements.

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                    Statements of Cash Flows

          Years ended December 31, 1999, 1998, and 1997

                                  1999         1998        1997

Cash flows from operating activities:

  Net income (loss)            $  2,017      267,243     (97,773)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:

     Decrease (Increase) in
       restricted cash            5,253      (15,776)        -
     Increase in accounts
       receivable                (4,041)        -            -
     Decrease in receivable
       from affiliate              -            -         40,628
     Cost of land & improvements   -        (180,592)    (88,500)
     Cost of land and
       improvements sold        196,951    1,380,464          -
     (Decrease) increase in
       accounts payable          (9,737)     (15,247)      2,701

Net cash provided by (used in)
  operating activities          190,443    1,436,092    (142,944)

Cash flows from financing activities:

     Distributions to partners     -      (1,462,500)   (225,000)

Net increase(decrease) in cash $190,443      (26,408)   (367,944)

Cash at beginning of year      $120,260      146,668     514,612
Cash at end of year            $310,703      120,260     146,668









See accompanying notes to financial statements.

                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements
                   December 31, 1999 and 1998

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

     (b)  Estimates

     Management of the partnership has made certain estimates and assumptions to prepare these financial statements in accordance with generally accepted accounting principles. These estimates include the determination of the estimated fair value of the land and improvements held for investment. Actual results could differ from those estimates.

     (c)  Cash

     Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.

     (d)  Land and Improvements Held For Investment

     During 1997, an additional 2 acres of land were purchased from a related party for $88,500. Land and improvements held for investment are recorded at acquisition cost plus development costs. Insurance and property taxes are capitalized as carrying costs of the property during the development period. Insurance and property taxes are charged to expense once development of the property is substantially complete. Remaining acreage is approximately 114 and 117 acres at December 31, 1999 and 1998, respectively, which includes approximately 10 acres which are unsalable attributable to roads, right of ways, and landscaping.

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

                               F-6
                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies(continued)

     (d)  Land and Improvements Held For Investment(continued)

     Impairment is recognized through the establishment of an allowance for impairment with a corresponding charge to operations. Losses upon the sale of the assets are charged to the allowance. Based upon management's analysis of discounted future net cash flows, the Partnership's land and improvements held for investment are not impaired. Accordingly, land and improvements held for investment is recorded at cost with no allowance for impairment necessary.

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

     Partnership distributions are allocated to the limited partners in an amount equal to their preferred return (12% annual cumulative return on capital contributed) to the extent unpaid to date. Any remaining distributions are allocated 99% to the limited partners and 1% to the general partner until the limited partners have received an amount equal to their adjusted capital contributions, and thereafter, 72.5% to the limited partners and 27.5% to the general partner. Cumulative unpaid preferred returns are $5,178,852 at December 31, 1999.
                               F-7
                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements

(1)  Summary of Significant Accounting Policies(continued)

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

     (h)  Comprehensive Income

     Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years 1999, 1998, and 1997, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income (loss).







                               F-8



                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements


(2)  Land and Improvements Held for Investment

     The components of land and improvements held for investment at December 31, 1999 and 1998 are as follows:

                                1999            1998

     Land                   $ 2,567,088      2,722,669
     Land Improvements           -0-            41,370
                             __________      _________
                            $ 2,567,088      2,764,039


     Aggregate cost for Federal income tax purposes for the land held for investment was $2,544,108 and $2,741,400 at December 31, 1999 and 1998, respectively.

(3)  Related Party Transactions

     The general partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees as consideration for performing certain services. Expenses incurred for these services during the years ended December 31, 1999, 1998, and 1997 are as follows:

                                   1999         1998        1997
     Accounting Fees               3,100        3,459       3,327
     Engineering fees               -            -          2,100
     Program Management fees      14,000       14,000      14,000

     Included in accounts payable and accrued expense at December
     31, 1999 and 1998 is $10,499 to an affiliate for commissions on the sale of property. The amounts due to affiliates are noninterest-bearing.

(4)  Distributions

     The partnership had no distributions for the year ended December 31, 1999. The Partnership made distributions to limited partners of $1,462,500 and $225,000 ($195 and $30 per unit),respectively, for the years ended December 31, 1998 and 1997.
                              F-9


                  Independent Auditors' Report

The Partners
LMR Land Company, Ltd.:

Under date of January 21, 2000, we reported on the balance sheets of LMR Land Company, Ltd. as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement Schedule III, Real Estate and Accumulated Depreciation. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                   KPMG LLP

Nashville, Tennessee
January 21, 2000

                                                 LMR LAND COMPANY, LTD.
                                                 (A Limited Partnership)
                                                      Schedule III
                                        Real Estate and Accumulated Depreciation
                                                    December 31, 1999

                            Initial Cost to       Cost capitalized      Gross amount at
                               Partnership           subsequent          which carried
                                                   to acquisition     at close of period
Description                      Buildings              Carrying     Land      Buildings   Total   Accumu-
                 Encum-         and improve-  Improve-   costs               and improve-           lated      Date of
                 brances    Land     ments      ments                            ments            preciation Construction

114 acres of undeveloped
land in Macon,
Georgia        $    -     2,567,088      -        -         -     2,567,088        -     2,567,088   N/A       None
acquired in
portions between
1987 and 1993.*


*Assets scheduled above represents land and non-depreciable land improvements, therefore accumulated depreciation and depreciable lives are non applicable.


                                 S-2
                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                          Schedule III

            Real Estate and Accumulated Depreciation


                              1999         1998      1997

(1) Balance at beginning
        of Period             $2,764,039   3,963,911    3,875,411

   Additions during period:
      Improvements                  -        180,592         -
      Purchase of Land              -           -          88,500

    Deductions during period:
      Cost of real estate
      sold                       196,951   1,380,464         -
      Return of Escrow Deposits     -           -            -

Balance at close of period   $ 2,567,088   2,764,039    3,963,911

(2) Aggregate cost for Federal
      income tax purposes    $ 2,544,108   2,741,400    3,943,661







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