Form 10-Q
period 2000-03-31
LMR LAND CO LTD /TN/
filed 2000-05-15
CIK 809938

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934


                    UNITED STATES

         SECURITIES AND EXCHANGE COMMISSION

               Washington, D.C. 20549

                      FORM 10-Q

                     (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2000

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


                FINANCIAL STATEMENTS
 For The Three Months Ended March 31, 2000 and 1999


                        INDEX



         Financial Statements:

           Balance Sheets                          3
           Statements of Operations                4
           Statements of Cash Flows                5
           Notes to Financial Statements           6


                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                         BALANCE SHEETS
                           (Unaudited)


                          March 31,    December 31,
                            2000           1999
                            -------       -------

                       ASSETS

CASH                         276,438    $  310,703
RESTRICTED CASH               28,374        10,523
ACCOUNTS RECEIVABLE            4,041         4,041
LAND AND IMPROVEMENTS
  HELD FOR INVESTMENT      2,567,088     2,567,088

    Total Assets       $   2,875,941   $ 2,892,355
                          ==========    ==========



          LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE AND
   ACCRUED EXPENSES       $   21,714    $   17,665

PARTNERS' EQUITY:

 Limited Partners, 7,500
    units outstanding      2,854,129     2,874,592
 General Partner                  98            98

    Total partners'
    equity                 2,854,227     2,874,690

    Total Liabilities &
    Partners' Equity   $   2,875,941   $ 2,892,355
                          ==========    ==========




         See accompanying notes to financial statements.


               LMR LAND COMPANY, LTD.
               (A Limited Partnership)

              STATEMENTS OF OPERATIONS
                     (Unaudited)



                                   Three months
                                  Ended March 31,

                               2000           1999

REVENUE:

Interest Income             $   106           227

Total Revenue                   106           227

EXPENSES:

Management Fees               3,500         3,500
Legal & Accounting Fees       4,588         3,500
General & Admin. Expenses       781            57
Other Operating Expenses     11,700         4,899

    Total Expenses           20,569        11,956

NET LOSS                  $ (20,463)    $ (11,729)









          See accompanying notes to financial statements




                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                     Three months ended
                                           MARCH 31,
                                    2000           1999
Cash Flows from Operating Activities:

    Net Loss                         (20,463)      (11,729)

    Adjustments to reconcile
    Net Loss to Net Cash used
    in Operating Activities:

    Increase in Accounts
      Receivable                         -          (4,041)
    Change in Accounts Payable
      and Accrued Expenses             4,049       (16,903)
    Increase in Restricted Cash      (17,851)          (80)

    Net Cash used in
     Operating Activities            (34,265)      (32,753)


Net Decrease in Cash                 (34,265)      (32,753)

CASH AT JANUARY 1,                   310,703       120,260
CASH AT MARCH 31,                    276,438        87,507
                                     =======      ========


               See accompanying notes to financial statements.


                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                  NOTES TO FINANCIAL STATEMENTS

       For the Three Months Ended March 31, 2000 and 1999
                           (Unaudited)


A.ACCOUNTING POLICIES

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.


B.RELATED PARTY TRANSACTIONS

    The General Partner and its affiliates have been actively involved in managing the Partnership's operations.
    Compensation earned for these services in the first three months were as follows:

                                     2000           1999

    Management Fees                $ 3,500         3,500
    Accounting Fees                    500           500
    Development Fees                  -            4,899

C.  COMPREHENSIVE INCOME

     During the three month periods ended March 31, 2000, and 1999, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net loss.

Item 2:
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000.

There have been no sales during the first quarter of 2000. Overall operations of the Registrant have not changed significantly from prior quarters.

FINANCIAL CONDITION

LIQUIDITY

At May 1, 2000, the Registrant had approximately $265,437 in cash reserves. These funds are expected to be sufficient to fund operations through 2000.

Year 2000

     In 1998, the Partnership initiated a plan ("Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Partnership divided the Plan into five major phases-assessment, planning, conversion, implementation and testing. The plan was completed in mid 1999. The total remediation costs for the plan were not material to the operation or liquidity of the partnerships. The Registrant had no significant operational difficulties related to Year 2000 issue. Management does not expect any issues or operational problems related to Year 2000 issue in the future.

                   PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


    (a)   Exhibits

          Exhibit 27 - Financial Data Schedule for the First
          Quarter of 2000

    (b)   No 8-K's have been filed during this quarter.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        LMR LAND COMPANY, LTD.

                        By:  222 LMR, LTD.
                             General Partner


                             By:222 PARTNERS, INC.
                                  General Partner



Date: May 15, 2000           By:/s/ Steven D. Ezell
                                ___________________
                                President



Date: May 15, 2000           By:/s/ Michael A. Hartley
                                ______________________
                                Secretary/Treasurer