Form 10-Q
period 2000-06-30
LMR LAND CO LTD /TN/
filed 2000-08-09
CIK 809938

           FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

                                (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the period ended June 30, 2000

                                    or

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


                      FINANCIAL STATEMENTS
    For The Three and Six Months Ended June 30, 2000 and 1999


                                   INDEX



      Financial Statements:

      Balance Sheets                                   3
      Statements of Operations                         4
      Statements of Cash Flows                         5
      Notes to Financial Statements                    6


                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                         BALANCE SHEETS
                           (Unaudited)


                          June 30,     December 31,
                            2000           1999
                            -------       -------

                       ASSETS

CASH                   $ 7,207,539      $  310,703
RESTRICTED CASH             10,523          10,523
ACCOUNTS RECEIVABLE          4,041           4,041
LAND AND IMPROVEMENTS
  HELD FOR INVESTMENT      730,045       2,567,088

    Total Assets       $ 7,952,148     $ 2,892,355
                          ==========    ==========



          LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE AND
   ACCRUED EXPENSES       $  29,247     $   17,665

PARTNERS' EQUITY:

 Limited Partners, 7,500
    units outstanding      7,922,803     2,874,592
 General Partner                  98            98

    Total partners'
    equity                 7,922,901     2,874,690

    Total Liabilities &
    Partners' Equity   $   7,952,148   $ 2,892,355
                          ==========    ==========




         See accompanying notes to financial statements.


                          LMR LAND COMPANY, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)
                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                      June 30,
                     ---------------------------------------

                          2000      1999      2000      1999
                          ----      ----      ----      ----
REVENUE:
LAND SALES:

Sale proceeds         $7,400,000       -      7,400,000    -
 Cost of land and
  Improvements sold   (1,837,043)      -     (1,837,043)    -
Closing costs           (474,946)      -       (474,946)    -

Gain on sale of
 Land & improvements   5,088,010       -      5,088,010     -

Interest                     176        95          283      322
                       ---------   -------    ---------   ------
      Total Revenue    5,088,187        95    5,088,294      322


EXPENSES:

Grounds Maintenance          107     5,615          107    5,615
Management Fees            3,500     3,500        7,000    7,000
Legal & Accounting Fees   11,027    11,710       15,615   15,210
General and Administrative
   Expenses                1,245       448        2,028      505
Other Operating
   Expenses               15,333    18,459       15,333   23,358
                          ------    ------    ---------   ------
        Total Expenses    31,212    39,732       40,083   51,688

NET Income (loss)     $5,056,975   (39,637)   5,048,211  (51,366)

Net Income (loss) per limited
   partner unit       $   674.26     (5.28)      673.09    (6.85)

              See accompanying notes to financial statements


                          LMR LAND COMPANY, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                         SIX MONTHS ENDED
                                             JUNE 30,
                                            ------------
                                        2000           1999
                                        ----           ----
Cash Flows from Operating Activities:

  Net income (Loss)                    $ 5,048,211       (51,366)
  Adjustments to reconcile net loss
  to net cash provided by (used in) operating activities:
  Increase in resestricted cash               -              (80)
  Increase in accounts receivable             -           (4,041)
  Increase (decrease) in accounts
    payable and accrued expenses            11,582      (16,903)
  Cost of land & improvements sold       1,837,043          -

Cash provided by(used in)
   operating Activities                  6,896,836       (72,390)

Net Increase (Decrease) in Cash          6,896,836       (72,390)
CASH AT JANUARY 1,                         310,703       120,260
CASH AT JUNE 30,                    $    7,207,539      $ 47,870

               See accompanying notes to financial statements.


                          LMR LAND COMPANY, LTD.
                          (A Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
    For the Three and Six Months Ended June 30, 2000 and 1999
                                (Unaudited)
A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

B.RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months were as follows:
                                       2000             1999
                                       ----             ----
  Management Fees                    $ 7,000          $ 7,000
  Accounting Fees                    $10,933            2,100
  Development Fee                       -               4,899

C.   COMPREHENSIVE INCOME
     During the three and six month periods ended June 30, 2000, and 1999, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income (loss).

D. Subsequent Event

    In July 2000, the Partnership made a cash distribution of $6,750,000 ($900 per unit).

Item 2:         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

On June 29, 2000, the Registrant sold 81 acres of the Macon Property for $7,000,000. $6,750,000 of these proceeds were distributed to the limited partners in July, 2000. The Registrant has 32 acres remaining in the Macon Property.

Overall expenses of the Registrant have not changed significantly from prior quarters.

FINANCIAL CONDITION

LIQUIDITY

At July 31, 2000, the Registrant had approximately $322,525 in cash reserves. This balance is sufficient to meet the operating needs of the Registrant for the next year.

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


                              LMR LAND COMPANY, LTD.

                              By:   222 LMR, LTD.
                                    General Partner


                              By:   222 PARTNERS, INC.
                                    General Partner



Date: August 13, 2000         By:/s/ Steven D. Ezell
                                      President



Date: August 13, 2000         By:/s/ Michael A. Hartley
                                      Secretary/Treasurer