Form 10-Q
period 2000-09-30
LMR LAND CO LTD /TN/
filed 2000-11-14
CIK 809938

           FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

                                (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the period ended September 30,
2000

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

                              BALANCE SHEETS
                                (Unaudited)



                                     September 30,    December 31,
                                          2000           1999
                                        ---------    ------------


                       ASSETS

Cash                                 $  426,941      $    310,703
Restricted cash                          10,523            10,523
Accounts receivable                       4,041             4,041
Land and improvements
  held for investment                   730,045         2,567,088

            Total Assets             $1,171,550      $  2,892,355
                                        ==========     ==========



                     LIABILITIES AND PARTNERS' EQUITY


Accounts payable                     $   17,626       $    17,665
Property Tax Payable                     11,113                 -

PARTNERS' EQUITY:

   Limited Partners, 7,500 units
      outstanding                     1,142,811        2,874,592
      General Partner                         -               98

   Total Partners' Equity             1,142,811        2,874,690
                                     ----------       ----------

Total Liabilities & Partners' Equity $1,171,550      $ 2,892,355
                                     ==========       ==========

                   See notes to financial statements.

                          LMR LAND COMPANY, LTD.
                          (A Limited Partnership)
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                          Three Months Ended  Nine Months Ended
                                      September 30,
                        ---------------------------------------

                             2000      1999      2000      1999
                             ----      ----      ----      ----
REVENUE:

LAND SALES:

Sale Proceeds           $      -  $       -    $7,400,000 $     -
Cost of Land and
  Improvements Sold            -          -    (1,837,043)      -
Closing Costs                  -          -      (474,947)      -

Gain on Sale of
  Land & Improvements          -          -     5,088,010       -

Interest                     190        162           473      485
Miscellaneous                250        250             -      250
                           ------    -------   --------   ---------

     Total Revenue          440         412     5,088,483      735

EXPENSES:

Property Taxes           11,288      40,162        22,019   40,220
Grounds Maintenance           -      11,652           107   17,267
Management Fees           3,500       3,500        10,500   10,500
Legal & Accounting Fees     500         775        16,115   15,985
General & Admin. Expenses 1,728         681         3,506    1,130
State tax                 1,801        -            5,403     -
Other Operating Expenses   -           -            1,000   23,357
                            ------   ------   ---------   --------

     Total Expenses      18,817      56,770        58,650  108,459


NET (LOSS) INCOME      $(18,377)   $(56,358) $ 5,029,833 $(107,724)
Net (Loss) Income per
limited partner unit    $ (2.45)   $  (7.51) $   670.64  $  (14.36)


                     See notes to financial statements

                          LMR LAND COMPANY, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                            Year-to-date
                                            SEPTEMBER 30,
                                            ------------
                                        2000           1999
                                        ----           ----
Cash Flows from Operating Activities:

  Net Income (Loss)                 $   5,029,833  $(107,724)
  Adjustments to reconcile Net Income
  (Loss) to Net Cash provided by
  (used in) Operating Activities:
     Increase in Restricted Cash               -         (80)
     (Decrease) Increase in
     Accounts Payable                         (39)    23,206
     Increase in Property Tax Payable      11,113          -
     Increase in Accounts Receivable           -      (4,042)
     Cost of Land & Improvements Sold   1,837,043          -
                                       ---------   ---------

Net Cash provided by (used in)
Operating Activities                    6,877,950    (88,640)

Cash Flows from financing activities:

Cash distribution to Partners          (6,761,712)         -

Net Increase (Decrease) in Cash           116,238    (88,640)

CASH AT JANUARY 1,                        310,703    120,260

CASH AT SEPTEMBER 30,             $       426,941 $   31,620
                                       =========    =========

                    See notes to financial statements.


                          LMR LAND COMPANY, LTD.
                          (A Limited Partnership)
                       NOTES TO FINANCIAL STATEMENTS
    For the Three and Nine Months Ended September 30, 2000 and 1999
                                (Unaudited)

A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.


B.RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

                                       2000             1999
[S]                                     [C]             [C]
  Management Fees                    $ 10,500       $ 10,500
  Accounting Fees                    $ 11,433       $  2,600
  Development Fees                   $  5,000       $  4,899

C.   COMPREHENSIVE INCOME
     During the nine month periods ended September 30, 2000, and 1999, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income (loss).

Item 2:         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

On June 29, 2000, the Registrant sold 81 acres of the Macon
Property for $7,400,000. $6,750,000 of these proceeds were distributed to the limited partners in July, 2000, and $11,712 was distributed to the general partner. The Registrant has 32 acres remaining in the Macon Property.

Overall expenses of the Registrant have not changed significantly from prior quarters except for property taxes. The decrease in property taxes is directly attributable to the decrease in land held. State tax expense in 2000 includes estimated Tennessee franchise and excise tax. Due to new legislation in Tennessee, partnerships were required to pay franchise and excise tax beginning January 1, 2000.

During the fourth quarter, Management will update its evaluation of the values of the Property and if necessary, any impairment reserves will be recorded.

FINANCIAL CONDITION

LIQUIDITY

At October 31, 2000, the Registrant had approximately $408,442 in cash reserves. The General Partner expects the current cash balance to be sufficient to cover the cash needs of the Registrant for the next year.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, the Company would recognize all derivatives as either assets or liabilities, measured at fair value, in the statement of financial position. In July 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB No. 133, An Amendment of FASB Statement No. 133" was issued deferring the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB No. 133" was issued clarifying the accounting for derivatives under the new standard. The General Partner believes these pronouncements will have no impact on its consolidated financial statements.


In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 establishes specific criterion for revenue recognition. In June 2000, the Securities and Exchange Commission issued ("SAB 101B"), which amends SAB 101 no later than the fourth quarter of its fiscal year ending December 31, 2000.
The General Partner believes that this SAB will have no impact on the Company's revenue recognition and presentation policies.

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


                              LMR LAND COMPANY, LTD.

                              By:   222 LMR, LTD.
                                    General Partner


                              By:   222 PARTNERS, INC.
                                    General Partner



Date: November 14, 2000           By:/s/ Steven D. Ezell
                                      President



Date: November 14, 2000         By:/s/ Michael A. Hartley
                                      Secretary/Treasurer