Form 10-K
period 2000-12-31
LMR LAND CO LTD /TN/
filed 2001-03-30
CIK 809938

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended
December 31, 2000
or

[ ] Transition Report to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______to_______

Commission File Number 33-11396-A
LMR LAND COMPANY, LTD.
(Exact name of Registrant as specified in its charter)

Tennessee	62-1299384
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
One Belle Meade Place 4400 Harding Road, Suite 500 Nashville, Tennessee	37205
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(615) 292-1040

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTEREST
(Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $7,500,000 as of February 28, 2001.  This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public.  There is no current market for these Units.

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

Registrant's primary business is to acquire, own, and hold for investment certain undeveloped real properties located in Macon, Georgia ("Property"). Registrant's investment objectives are preservation of investment capital and appreciation of the value of the Property due to development of the surrounding areas and the completion of improvements to the Properties prior to resale.

Financial Information about Segment

The Registrant's activity, investment in land, lies within the domestic United States and is within one industry segment.  Therefore, financial data relating to the geographic area and industry segment is included in Item 6 - Selected Financial Data.

Narrative Description of Business

At December 31, 2000, the Registrant is holding for investment approximately 32 acres of land in Macon, Georgia (the "Property. The property is located at the intersection of Eisenhower Parkway and Log Cabin Road southwest of downtown Macon. The property is zoned for retail, service center and service warehouse type uses. Municipal gas, electricity, water, and sewer serve the property. No development has occurred on the Property.

The Registrant has no employees. Property management services are being provided under a contractual agreement with Landmark Realty Services Corporation, an affiliate of the General Partner.

Item 2. Properties

As of December 31, 2000, Registrant owned approximately 32 acres of undeveloped land. For further information concerning the Property, reference is made to the material in Item 1.

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

PART II

Item 5. Market for Registrant's Units of Limited Partnership Interest and Related Security Holder Matters

There is no established market for the Units and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on April 1, 1987 of 7,500 Units of Limited Partnership Interests. The offering of $7,500,000 was fully subscribed and closed on June 8, 1987. As of February 28, 2001 there were 625 holders of record of the 7,500 Units of Limited Partnership Interests.

During 2000, the Registrant distributed $900/unit to its limited partners for a total of $6,750,000. There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement.

Item 6. Selected Financial Data

For the Year ended December 31,

	2000	1999	1998	1997	1996
Total Revenue	$5,126,946	131,336	381,108	8,963	133,601
Net Income(Loss)	5,050,876	2,017	267,243	(97,773)	26,101
Net Income (Loss) per limited partner unit	671.90	0.27	35.63	(13.04)	3.48
Total Assets	1,182,885	2,892,335	2,900,075	4,110,579	4,430,651
Cash Distributions per limited partner unit	900	-	195	30

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales

During 2000, the Registrant sold 81 acres of the Macon Property for $7.4 million. Of the sale proceeds, $6.75 million was distributed to the limited partners. The remaining proceeds were retained to meet operational needs of the Registrant.

During 1999, the Registrant sold the remaining 3 acres of the Lebanon Property. The proceeds were retained to meet the operational needs of the Registrant.

During 1998, the Registrant sold approximately 46 acres of Lebanon Property. These combined proceeds were used to make a $1,462,500 cash distribution to the limited partners.

Analysis of Operations

There have been no significant fluctuations in the Registrant's operations except for the sales described above.

ph. The increase in state tax is due to the State of Tennessee enacting legislation requiring the Registrant to pay franchise and excise taxes beginning January 1, 2000. The majority of all property maintenance costs incurred by the Registrant were for the Lebanon Property. Because the Registrant sold the last remaining piece of Lebanon Property in 1999 there was a reduction in property maintenance costs in 2000. The reduction in property taxes is due to land sales.

Financial Condition

As of February 1, 2001 the Registrant had a cash balance of $421,769. The General Partner believes this cash balance is sufficient to meet the needs of the Registrant for the year 2001.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Registrant has no market risk exposure as defined by Item 305 of Regulation S-K of the Securities Exchange Act of 1934.

Item 8. Financial Statements and Supplementary Data

The Financial Statements required by Item 8 are filed at the end of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Registrant

 Registrant does not have any directors or officers. 222 LMR, Ltd. is the General Partner. 222 Partners, Inc. is the general partner of the General Partner and as such has general responsibility and ultimate authority in matters affecting the Registrant's business.

222 Partners Inc.

222 Partners, Inc. was formed in September 1986, and serves as co-general partner for several other real estate investment limited partnerships. Steven D. Ezell is the president and sole shareholder of 222 Partners, Inc. The directors of 222 Partners, Inc. are W. Gerald Ezell, Steven D. Ezell and Michael A. Hartley.  The directors of 222 Partners, Inc. are elected by the shareholder to serve one year or until their successors are elected by the Board of Directors and serve until their successors are elected and qualified.

The officers and directors of 222 Partners, Inc. are as follows:

W. Gerald Ezell

W. Gerald Ezell, age 71, serves on the Board of Directors of 222 Partners, Inc. Mr. Ezell is also a general partner of affiliated limited partnerships, which own various real estate properties. Until November 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Steven D. Ezell

Steven D. Ezell, age 48, is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation.  He was for the prior four years involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald  Ezell.

Michael A. Hartley

Michael A. Hartley, age 41, is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period.  Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York- based real estate investment firm.

Item 11. Executive Compensation

During 2000, 1999, and 1998 Registrant was not required to and did not pay remuneration to any executives, partners of General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain  Relationships and Related Transactions."

The General Partner does participate in the profits, losses and distributions of the Registrant as set forth in the Partnership agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of January 31, 2001, no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the Units of the Registrant.

There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions

No affiliated entities have, for the year ending December 31, 2000, earned or received compensation or payments for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates, which were less than $60,000, refer to Note 3 of Financial Statements in Item 8.

Item 14. Exhibits, Financial Statement Schedules and Reports on

Form 8-k

(a)(1)	Financial Statements

The following Financial Statements are included herein:

	Independent Auditors' Report	F-1
Financial Statements
	Balance Sheets	F-2
	Statements of Operations	F-3
	Statements of Partners' Equity	F-4
	Statements of Cash Flows	F-5
	Notes to Financial Statements	F-6

(2)	Financial Statement Schedule

	Independent Auditors' Report	S-1

	Schedule III- Real Estate and Accumulated Depreciation	S-2

(3)	Exhibits

3

Amended and Restated Certificate and Agreement of Limited Partnership incorporated by reference to Exhibit A to the Prospectus of Registrant dated April 1, 1987 filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

	22	Subsidiaries-Registrant has no subsidiaries

(b)	No reports on Form 8-K have been filed during the last quarter of 2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LMR LAND COMPANY, LTD.
By: 222 LMR, Ltd.
General Partner

By: 222 Partners, Inc.
General Partner

DATE: January 31, 2001	By: /s/Steven D. Ezell
President and Director

DATE: January 31, 2001	By: /s/Michael A. Hartley
Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

LMR LAND COMPANY, LTD.
By: 222 LMR, Ltd.
General Partner

By: 222 Partners, Inc.
General Partner

DATE: January 31, 2001	By: /s/Steven D. Ezell
President and Director

DATE: January 31, 2001	By: /s/Michael A. Hartley
Secretary/Treasurer

Supplemental Information to be Furnished with Reports filed Pursuant to Section 15(d) of the Act by Registrant Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material has been sent to security holders.

Independent Auditors' Report

The Partners

LMR Land Company, Ltd.:

We have audited the accompanying balance sheets of LMR Land Company, Ltd. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LMR Land Company, Ltd. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with  accounting principles generally accepted in United States of America.

KPMG LLP

Nashville, Tennessee

February 20, 2001

LMR LAND COMPANY, LTD.
(A Limited Partnership)
Balance Sheets
December 31, 2000 and 1999

Assets
	2000	1999
Cash	$442,317	$310,703
Restricted cash	10,523	10,523
Accounts receivable	--	4,041
Land and improvements held for investment	730,045	2,567,088
Total assets	$1,182,885	$2,892,355
Liabilities and Partners' Equity:
Accounts payable and accrued expenses	$8,928	$17,665
Property tax payable	10,103	--
Total liabilities	19,031	17,665
Partners' equity:
Limited partners (7,500 units outstanding)	1,163,854	2,874,592
General partner	--	98
Total partners' equity	1,163,854	2,874,690
Commitments
Total liabilities and partners' equity	$1,182,885	$2,892,355

See accompanying notes to financial statements.

LMR LAND COMPANY, LTD.
(A Limited Partnership)
Statements of Operations
Years ended December 31, 2000, 1999, and 1998

	2000	1999	1998
Revenue:
Land sales:
Sale proceeds	$ 7,400,000	370,000	1,898,070
Cost of land and improvements sold	(1,837,043)	(196,951)	(1,380,464)
Selling costs	(464,447)	(44,400)	(147,578)
Gain on land sales	5,098,510	128,649	370,028
Interest	28,436	2,437	10,792
Miscellaneous income	--	250	288
Total revenue	5,126,946	131,336	381,108
Expenses:
State Tax	7,204	--	--
Property management fees and maintenance costs	105	40,647	22,605
Property taxes	25,051	47,640	52,195
Legal and accounting fees	24,115	19,586	20,284
Other operating expenses	5,595	7,446	4,781
Management fees	14,000	14,000	14,000
Total expenses	76,070	129,319	113,865
Net income	$5,050,876	2,017	267,243
Net income allocated to:
Limited partners	$5,039,262	2,017	267,243
General partner	11,614	-	-
Net income per limited partner unit	$671.90	0.27	35.63
Weighted average units outstanding	7,500	7,500	7,500

See accompanying notes to financial statements.

LMR LAND COMPANY, LTD.
(A Limited Partnership)
Statements of Partners' Equity
Years ended December 31, 2000, 1999, and 1998

		Limited Partners	General partner	Total
	Units	Amount
Balance at December 31, 1997	7,500	$4,067,832	98	4,067,930
Distributions		(1,462,500)		(1,462,500)
Net Income		267,243		267,243
Balance at December 31, 1998	7,500	2,872,575	98	2,872,673
Net Income		2,017		2,017
Balance at December 31, 1999	7,500	2,874,592	98	2,874,690
Net Income		5,039,262	11,614	5,050,876
Distributions		(6,750,000)	(11,712)	(6,761,712)
Balance at December 31, 2000	7,500	$1,163,854	--	1,163,854

See accompanying notes to financial statements.

LMR LAND COMPANY, LTD.
(A Limited Partnership)
Statements of Cash Flows
Years ended December 31, 2000, 1999, and 1998

	2000	1999	1998
Cash flows from operating activities:
Net income	$5,050,876	2,017	267,243
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (Increase) in restricted cash	--	5,253	(15,776)
Decrease (Increase) in accounts receivable	4,041	(4,041)	-
Additions to land and improvements held for investments	--	--	(180,592)
Cost of land and Improvements sold	1,837,043	196,951	1,380,464
Decrease in accounts payable	(8,737)	(9,737)	(15,247)
Increase in property tax payable	10,103	--	--
Net cash provided by operating activities	6,893,326	190,443	1,436,092
Cash flows from financing activities
-Distributions to partners	(6,761,712)	--	(1,462,500)
Net increase (decrease) in cash	$131,614	190,443	(26,408)
Cash at beginning of year	$310,703	120,260	146,668
Cash at end of year	$442,317	310,703	120,260

Supplemental cash flows information:
Cash paid for taxes	7,204	--	--

See accompanying notes to financial statements.

LMR LAND COMPANY, LTD.

(A Limited Partnership)

Notes to Financial Statements

December 31, 2000 and 1999

(1) Summary of Significant Accounting Policies

(a) Organization

LMR Land Company, Ltd. (the Partnership) is a Tennessee Limited Partnership organized on December 22, 1986, to acquire, own, and hold for investment certain undeveloped land located in Lebanon, Tennessee; and Macon, Georgia. The General Partner is 222 LMR, Ltd. The general partner of the General Partner is 222 Partners, Inc. The Partnership prepares its financial statements and Federal income tax returns on the accrual method and includes only those assets, liabilities and results of operations, which relate to the business of the Partnership.

(b) Estimates

Management of the partnership has made certain estimates and assumptions to prepare these financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates include the determination of the estimated fair value of the land and improvements held for investment. Actual results could differ from those estimates.

(c) Cash

Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.

(d) Land and Improvements Held For Investment

Land and improvements held for investment are recorded at acquisition cost plus development costs. Insurance and property taxes are capitalized as carrying costs of the property during the development period. Insurance and property taxes are charged to expense once development of the property is substantially complete. Remaining acreage is approximately 32 and 114 acres at December 31, 2000 and 1999, respectively, which includes approximately 10 acres which are unsalable attributable to roads, right of ways, and landscaping.

Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell. The fair value of the assets can be determined externally, using appraisals, or internally using discounted future net cash flows. At December 31, 2000 and 1999 the fair value was determined by recovering the future discounted net cash flow using a discount rate commensurate with the risk associated with the property. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets less estimated costs to sell.

LMR LAND COMPANY, LTD.

(A Limited Partnership)

Notes to Financial Statements

(1) Summary of Significant Accounting Policies (continued)

(d) Land and Improvements Held for Investment (continued)

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

(e) Partnership Allocations

Net profits, losses and distributions of cash flow of the  Partnership are allocated to the partners in accordance with  the Partnership agreement as follows:

Net profits are allocated first to any partner with a negative balance in their capital account, determined at the end of the  taxable year as if the Partnership had distributed cash flow,  in proportion to the negative capital balance account of all  partners until no partner's capital account is negative. Net profit allocations are then made to the limited partners up to the difference between their capital account balances and the sum of their adjusted capital contributions (capital balance, net of cumulative cash distributions in excess of preferred returns - 12% annual cumulative return on capital contributed) and unpaid preferred returns. Any remaining net profits are allocated to the limited partners until the taxable year in which cumulative distributions to the limited partners equal their adjusted capital contribution plus an unpaid preferred return. Net profits are then allocated to the general partner until the ratio of the general partner's capital account balance to the capital account balances, in excess of adjusted capital contributions and unpaid preferred return, of all limited partners is 27.5% to 72.5%. Thereafter, profits are generally allocated 27.5% to the general partner and 72.5% to the limited partners. Net losses are allocated to the partners in proportion to their positive capital accounts.

Partnership distributions are allocated to the limited partners in an amount equal to their preferred return (12% annual cumulative return on capital contributed) to the extent unpaid to date. Any remaining distributions are allocated 99% to the limited partners and 1% to the general partner until the limited partners have received an amount equal to their adjusted capital contributions, and thereafter, 72.5% to the limited partners and 27.5% to the general partner. Cumulative unpaid preferred returns are $312,755 and $5,178,852 at December 31, 2000 and 1999, respectively.

LMR LAND COMPANY, LTD.

(A Limited Partnership)

Notes to Financial Statements

(1) Summary of Significant Accounting Policies (continued)

(f) Income Taxes

No provision has or will be made for Federal income taxes since such taxes are the personal responsibility of the partners. Annually, the partners receive, from the partnership, IRS Form K-1's which provide them with their respective share of taxable income or losses, deductions, and other tax related information. Beginning in 2000, the Partnership pays state income taxes on earnings from Tennessee operations.

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company's income tax expense relates to state income taxes for income from continuing operations in Tennessee.

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

(h) Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years 2000, 1999, and 1998, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income.

(2) Land and Improvements Held for Investment

Land and improvements held for investment at December 31, 2000 and 1999 are $730,045 and $2,567,088, respectively. The aggregate cost for Federal income tax purposes for the land held for investment was $730,045, and $2,544,108 at December 31, 2000 and 1999, respectively.

LMR LAND COMPANY, LTD.

(A Limited Partnership)

Notes to Financial Statements

(3) Related Party Transactions

The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees as consideration for performing certain services. Expenses incurred for these services during the years ended December 31, 2000, 1999, and 1998 are as follows:
	2000	1999	1998
Accounting Fees	$ 11,932	$ 3,100	$ 3,459
Property Management fees	$ 14,000	$ 14,000	$ 14,000

(4) Distributions

The Partnership made distributions to limited partners of $6,750,000 and $1,462,500 ($900 and $195 per unit), respectively, for the years ended December 31, 2000 and 1998.

(2) Restricted Cash

At December 31, 2000 and 1999, the Partnership has restricted cash balances of $10,523 to be used to fund property improvements, consisting of utility work. This restricted cash secures a letter of credit in the same amount to ensure that the required developments are made.

Independent Auditors' Report

The Partners

LMR Land Company, Ltd.:

Under date of February 20, 2001, we reported on the balance sheets of LMR Land Company, Ltd. as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement Schedule III, Real Estate and Accumulated Depreciation. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Nashville, Tennessee

February 20, 2001

S-1

LMR LAND COMPANY, LTD.

(A Limited Partnership)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2000

			Initial Cost to Partnership	Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encumbrances	Land	Buildings and improvements	Improvements	Carrying costs	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired
32 acres of undeveloped land in Macon, GA acquired in portions between 1987 and 1993	none	$730,045	--	--	--	730,045	--	730,045	N/A	None	N/A

*Assets scheduled above represents land, therefore accumulated depreciation and depreciable lives are non-applicable.

S-2

LMR LAND COMPANY, LTD.

(A Limited Partnership)

Schedule III

Real Estate and Accumulated Depreciation

	2000	1999	1998
(1) Balance at beginning of Period	$2,567,088	2,764,039	3,963,911
Additions during period:
Improvements	--	--	180,592
Purchase of Land	--	--	--
Deductions during period:
Cost of real estate sold	1,837,043	196,951	1,380,464

Balance at close of period	$730,045	2,567,088	2,764,039
(2) Aggregate cost for Federal income tax purposes	$730,045	2,544,108	2,741,400

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