Form 10-Q
period 2001-03-31
LMR LAND CO LTD /TN/
filed 2001-05-21
CIK 809938


FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended March 31, 2001

or

[ ] Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the transition period from _______ to _____________

Commission File Number: 33-11396-A

LMR LAND COMPANY, LTD.

(Exact name of Registrant as specified in its charter)
Tennessee	62-1299384
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)
4400 Harding Road, Suite 500,Nashville, Tennessee	37205
(Address of principal executive office)	(Zip Code)

(615) 292-1040(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934  during the preceding 12 months (or for such  shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

YES X NO ___

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LMR LAND COMPANY, LTD.

(A Tennessee Limited Partnership)

FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2001 and 2000

(Unaudited)

INDEX

Financial Statements:

Balance Sheets 3

Statements of Operations 4

Statements of Cash Flows 5

Notes to Financial Statements 6

LMR LAND COMPANY, LTD.

(A Limited Partnership)

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2001	2000

ASSETS

Cash	$436,302	$442,317
Restricted cash	10,523	10,523
Land and improvements held for investment	730,045	730,045

Total Assets	$1,176,870	$1,182,885

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Accounts payable and accrued expenses	$12,127	$8,928
Property tax payable	12,881	10,103

Total liabilities	25,008	19,031

Partners' equity:

Limited partners, 7,500 units outstanding	1,151,862	1,163,854
General partner	-	-

Total partners' equity	1,151,862	1,163,854

Total liabilities & partners' equity	$1,176,870	$1,182,885



See accompanying notes to financial statements.

LMR LAND COMPANY, LTD.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended March 31,

	2001	2000

REVENUE:

Interest income	$ 188	$ 106

Total revenue	188	106

EXPENSES:

Management fees	3,500	3,500
Legal and accounting fees	5,500	4,588
General and administration expenses	857	781
Other operating expenses	-	11,700
Property taxes	2,823	-

Total expenses	12,680	20,569

NET LOSS	$ (12,492)	$ (20,463)

Net loss per limited partner unit (7,500 units outstanding)	(1.67)	(2.73)

See accompanying notes to financial statements

LMR LAND COMPANY, LTD.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended MARCH 31,
	2001	2000
Cash Flows from Operating Activities:

Net Loss	$ (12,492)	$(20,463)

Adjustments to reconcile Net Loss to Net Cash used in Operating Activities:

Increase in Accounts Payable and Accrued Expenses	3,699	4,049
Increase in Restricted Cash	-	(17,851)
Increase in Property taxes payable	2,778	-

Net Cash used in Operating Activities	(6,015)	(34,265)

Net Decrease in Cash	(6,015)	(34,265)

Cash at beginning of period	442,317	310,703
Cash at end of period	$436,302	$ 276,438



See accompanying notes to financial statements.



LMR LAND COMPANY, LTD.

(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2001 and 2000

(Unaudited)

A.ACCOUNTING POLICIES

The unaudited financial statements presented herein have been  prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2000.  In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of  operations for the three-month period ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

B.RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first three months were as follows:

	2001	2000

Management Fees	$ 3,500	$ 3,500
Accounting Fees	500	500

C. COMPREHENSIVE INCOME

During the three-month periods ended March 31, 2001, and 2000, the Partnership had no components of other comprehensive  income. Accordingly, comprehensive loss for each of the periods was the same as net loss.


Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2001.

There have been no sales during the first quarter of 2001. Overall operations of the Registrant have not changed significantly from the quarter ended March 31, 2000.

FINANCIAL CONDITION

LIQUIDITY

At May 1, 2001, the Registrant had approximately $417,287 in cash reserves. These funds are expected to be sufficient to fund operations through 2001.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(b) No 8-K's have been filed during this quarter.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on  its behalf by the undersigned, thereunto duly authorized.

LMR LAND COMPANY, LTD.

By: 222 LMR, LTD.

General Partner

By:222 PARTNERS, INC.

General Partner
Date: May 21, 2001	By:/s/ Steven D. Ezell
President

Date: May 21, 2001	By:/s/ Michael A. Hartley
Secretary/Treasurer