Form 10-Q
period 2001-06-30
LMR LAND CO LTD /TN/
filed 2001-08-14
CIK 809938


FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended June 30, 2001

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

YES X NO ___

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LMR LAND COMPANY, LTD.

(A Limited Partnership)

FINANCIAL STATEMENTS

For The Three and Six Months Ended June 30, 2001 and 2000

(Unaudited)

INDEX

Financial Statements:

Balance Sheets 3

Statements of Operations 4

Statements of Cash Flows 5

Notes to Financial Statements 6

LMR LAND COMPANY, LTD.

(A Limited Partnership)

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2001	2000

ASSETS

Cash	$420,271	$442,317
Restricted cash	10,523	10,523
Land and improvements held for investment	730,045	730,045

Total Assets	$1,160,839	$1,182,885

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Accounts payable and accrued expenses	$10,126	$8,928
Property taxes payable	15,661	10,103

Total liabilities	25,787	19,031

Partners' equity:

Limited partners, 7,500 units outstanding	1,135,052	1,163,854
General partner	-	-

Total partners' equity	1,135,052	1,163,854

Total liabilities and partners' equity	$1,160,839	$1,182,885

See accompanying notes to financial statements.

LMR LAND COMPANY, LTD.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)
	Three months ended		Six months ended
	June 30,
	2001	2000	2001	2000

REVENUE:

Land sales

Sale proceeds	-	$7,400,000	-	$7,400,000
Cost of land and improvements sold	-	(1,837,043)	-	(1,837,043)
Closings costs	-	(474,946)	-	(474,946)

Gain on sale of land and improvements	-	5,088,010	-	5,088,010

Interest income	$76	176	$264	283
Other income	6,227	-	6,227	-

Total revenue	$6,303	5,088,187	$6,491	5,088,294

EXPENSES:

Management fees	3,500	3,500	7,000	7,000
Legal and accounting fees	15,299	11,027	20,799	15,615
General and administration expenses	1,035	1,245	1,892	2,028
Other operating expenses	-	4,709	-	4,709
Property taxes	2,779	10,731	5,602	10,731

Total expenses	$22,613	31,212	$35,293	40,083

NET (LOSS) INCOME	$(16,310)	5,056,975	$(28,802)	5,048,211

Net (loss) incomeper limited partner unit (7,500 units outstanding)	$(2.17)	$674.26	$(3.84)	$673.09

See accompanying notes to financial statements

LMR LAND COMPANY, LTD.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2001	2000
Cash Flows from Operating Activities:

Net (loss) income	$(28,802)	$5,048,211

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Cost of land and improvements sold	-	1,837,043
Increase in accounts payable and accrued expenses	1,198	11,582
Increase in property taxes payable	5,558	-

Net cash provided by operating activities	6,756	6,896,836

Net (decrease) increase in cash	(22,046)	6,896,836

Cash at beginning of period	442,317	310,703
Cash at end of period	$420,271	$7,207,539

See accompanying notes to financial statements.

LMR LAND COMPANY, LTD.

(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2001 and 2000

(Unaudited)

A.ACCOUNTING POLICIES

The unaudited financial statements presented herein have been  prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2000.  In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six-month period ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

B.RELATED PARTY TRANSACTIONS

The General partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months were as follows:

	2001	2001

Management Fees	7,000	7,000
Accounting Fees	11,550	10,933

C. COMPREHENSIVE INCOME

During the six-month periods ended June 30, 2001 and 2000,  the Partnership had no components of other comprehensive  income. Accordingly, comprehensive (loss) income for each of the periods was the same as net (loss) income.


Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2001.

There have been no sales during the second quarter of 2001. Overall operations of the Registrant have not changed significantly from the quarter ended June 30, 2000. The Registrant received a refund of $6,227 for Tennessee Franchise and Excise taxes, which is included in other income for 2001.

FINANCIAL CONDITION

LIQUIDITY

At July 31, 2001, the Registrant had approximately $420,007 in cash reserves. These funds are expected to be sufficient to fund operations through 2001.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(b) No 8-K's have been filed during this quarter.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on  its behalf by the undersigned, thereunto duly authorized.

LMR LAND COMPANY, LTD.

By: 222 LMR, LTD.

General Partner

By:222 PARTNERS, INC.

General Partner
Date: August 14, 2001	By:/s/ Steven D. Ezell
President

Date: August 14, 2001	By:/s/ Michael A. Hartley
Secretary/Treasurer