Form 10-Q
period 2001-09-30
LMR LAND CO LTD /TN/
filed 2001-11-13
CIK 809938


FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended September 30, 2001

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

YES X NO ___

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LMR LAND COMPANY, LTD.

(A Limited Partnership)

FINANCIAL STATEMENTS

For The Three and Nine Months Ended September 30, 2001 and 2000

(Unaudited)

INDEX

Financial Statements:

Balance Sheets 2

Statements of Operations 3

Statements of Cash Flows 4

Notes to Financial Statements 5

LMR LAND COMPANY, LTD.

(A Limited Partnership)

BALANCE SHEETS

(Unaudited)

	September 30, 2001	December 31, 2000
ASSETS

Cash	$413,172	442,317
Restricted cash	10,523	10,523
Land and improvements held for	730,045	730,045

Total Assets	$1,153,740	1,182,885

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses	$3,000	8,928
Property taxes payable	18,440	10,103

Total Liabilities	21,440	19,031
Partners' equity:

Limited partners, 7,500 units outstanding	1,132,300	1,163,854
General partner	0	0

Total partners' equity	1,132,300	1,163,854

Total liabilities and partners' equity	$1,153,740	1,182,885

See accompanying notes to financial statements.

LMR LAND COMPANY, LTD.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,
	2001	2000	2001	2000
REVENUE:
Land Sales:
Sale proceeds	$0	$0	$0	$7,400,000
Cost of land and improvements	0	0	0	(1,837,043)
Selling costs	0	0	0	(474,947)

Gain on Sale	0	0	0	5,088,010

Interest income	0	190	264	473
Other income	7,128	250	13,355	0

Total Revenues	7,128	440	13,619	5,088,483

Expenses

Property taxes	2,779	11,288	8,381	22,019
Management fees	3,500	3,500	10,500	10,500
Legal and accounting fees	3,000	500	23,799	16,115
General and administrative expense	601	1,728	2,493	3,506
Other operating expenses	0	1,801	0	6,510

Total expenses	9,880	18,817	45,173	58,650

Net (loss) income	($2,752)	($18,377)	($31,554)	$5,029,833
Net (loss) income per limited partner unit (7,500 units outstanding)	($0.37)	($2.45)	($4.21)	$670.64

See accompanying notes to financial statements

LMR LAND COMPANY, LTD.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)
	Nine months ended September 30,
	2001	2000
Cash flows from operating activities:

Net (loss) income	$<31,554>	5,029,833
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:

Cost of land and improvements sold	0	1,837,043
Decrease in accounts payable	<5,928>	<39>
Increase in Property taxes payable	8,337	11,113

Net cash (used) provided by operating activities	<29,145>	6,877,950

Cash flows from financing activities
Distributions to partners	0	<6,761,712>

Net cash provided (used) by financing activities	0	<6,761,712>

Net (decrease) increase in cash	<29,145>	116,238

Cash at beginning of period	442,317	310,703
Cash at end of period	$413,172	426,941

See accompanying notes to financial statements.

LMR LAND COMPANY, LTD.

(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2001 and 2000

(Unaudited)

A.ACCOUNTING POLICIES

The unaudited financial statements presented herein have been  prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2000.  In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine-month period ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

B.RELATED PARTY TRANSACTIONS

The General partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

	2001	2001

Management Fees	$10,500	10,500
Development Fees	-	5,000
Accounting Fees	12,050	11,433

C. COMPREHENSIVE INCOME

During the nine-month periods ended September 30, 2001 and 2000,  the Partnership had no components of other comprehensive  income. Accordingly, comprehensive (loss) income for each of the periods was the same as net (loss) income.


Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2001.

There have been no sales to-date in fiscal 2001. Overall operations of the Registrant have not changed significantly from the quarter ended September 30, 2000. The Registrant received a refund of $6,227 for Tennessee Franchise and Excise taxes, which is included in other income for 2001. The decline in property taxes in 2001 is due to the reduction in land held. The increase in legal and accounting fees was due to increased audit fees in 2001. Other operating expenses in 2000 represent payments for Tennessee franchise and excise tax that were refunded in 2001.

FINANCIAL CONDITION

LIQUIDITY

At September 30, 2001, the Registrant had approximately $413,172 in cash reserves. These funds are expected to be sufficient to fund operations through 2001.

In July 2001, the FASB issued Statement 143, "Accounting for Asset Retirement Obligations" (SFAS 143). The Partnership is required to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Partnership will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Partnership either will settle the obligation for its recorded amount or will incur a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. The Partnership does not expect the adoption of this standard to have a material effect on the Partnership's revenue, operating results or liquidity.

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - none

(b) No 8-K's have been filed during this quarter.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on  its behalf by the undersigned, thereunto duly authorized.

LMR LAND COMPANY, LTD
By: 222 LMR, LTD.
General Partner

By: 222 PARTNERS, INC.
General Partner

Date: November 14, 2001	By:/s/ Steven D. Ezell
President

Date: November 14, 2001	By:/s/ Michael A. Hartley
Secretary/Treasurer