Form 10-K
period 2001-12-31
LMR LAND CO LTD /TN/
filed 2002-03-27
CIK 809938

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended

December 31, 2001
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

UNITS OF LIMITED PARTNERSHIP INTEREST
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $7,500,000 as of March 30, 1987.  This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public.  There is no current market for these Units.

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

Registrant's primary business is to acquire, own, and hold for investment certain undeveloped real properties located in Macon, Georgia ("Property"). Registrant's investment objectives are preservation of investment capital and appreciation of the value of the Property due to development of the surrounding areas and the completion of improvements to the Property prior to resale.

Financial Information about Segment

The Registrant's activity, investment in land, lies within the domestic United States and is within one industry segment.  Therefore, financial data relating to the geographic area and industry segment is included in Item 6 - Selected Financial Data.

Narrative Description of Business

At December 31, 2001, the Registrant is holding for investment approximately 32 acres of land in Macon, Georgia (the "Property). The property is located at the intersection of Eisenhower Crossings Parkway and Log Cabin Road, southwest of downtown Macon. The property is zoned for retail, service center and service warehouse type uses. Municipal gas, electricity, water, and sewer serve the property. After the sale of 81 acres in 2000, road improvements were made giving the property greater road frontage. The site sold in 2000 has been developed into two large retail strip centers, facing each other on opposite sides of Eisenhower Crossings Parkway. Retail tenants include Target and Kroger. The remaining land for sale by the Registrant is directly across the street from the new strip centers. Although there is some competition for retail sites in the area, competitor sites are smaller and not as close to the new development.

The Registrant has no employees. Property management services are being provided under a contractual agreement with Landmark Realty Services Corporation, an affiliate of the General Partner.

Item 2. Properties

As of December 31, 2001, the Registrant owned approximately 32 acres of undeveloped land. For further information concerning the Property, reference is made to Item 1.

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

PART II

Item 5. Market for Registrant's Units of Limited Partnership Interest and Related Security Holder Matters

There is no established market for the Units and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on April 1, 1987 of 7,500 Units of Limited Partnership Interests. The offering of $7,500,000 was fully subscribed and closed on June 8, 1987. As of February 28, 2002 there were 602 holders of record of the 7,500 Units of Limited Partnership Interests.

There were no distributions during the year ended December 31, 2001. During 2000, the Registrant distributed $900/unit to its limited partners for a total of $6,750,000. There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Registrant's Limited Partnership Agreement.

Item 6. Selected Financial Data

For the Year ended December 31,
	2001	2000	1999	1998	1997
Total Revenue	$25,780	$5,126,946	$131,336	$381,108	$8,963
Net Income(Loss)	(44,395)	5,050,876	2,017	267,243	(97,773)
Net Income (Loss) per limited partner unit	(5.92)	671.90	0.27	35.63	(13.04)
Total Assets	1,122,459	1,182,885	2,892,335	2,900,075	4,110,579
Cash Distributions per limited partner unit	$-	$900	$-	$195	$30

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales

There were no sales of property during the year ended December 31, 2001. During 2000, the Registrant sold 81 acres of the Macon Property for $7.4 million. Of the sale proceeds, $6.75 million was distributed to the limited partners. The remaining proceeds were retained to meet operational needs of the Registrant.

During 1999, the Registrant sold the remaining 3 acres of the Lebanon Property. The proceeds were retained to meet the operational needs of the Registrant.

Analysis of Operations

There have been no significant fluctuations in the Registrant's operations except for the sales described above. Other Income represents a refund from the State of Tennessee for an overpayment of franchise and excise tax in the prior year.

Financial Condition

As of February 1, 2002 the Registrant had a cash balance of $381,087. The General Partner believes this cash balance is sufficient to meet the needs of the Registrant for the year 2002.

Critical Accounting Policies

As discussed in Note 1 to the financial statements, land and improvements held for investment is reported at the lower of carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the Fair Value. Based upon management's analysis of the land and improvements held for investment, no impairment charge was necessary at December 31, 2001.

Contractual Obligations and Commitments

At December 31, 2001, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At December 31, 2001 and 2000, the Partnership has restricted cash balances of $11,327 and $10,523, respectively, to be used to fund property improvements, consisting of utility work. This restricted cash secures a letter of credit in the same amount to ensure that the required developments are made. The Partnership may however borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At December 31, 2001, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in footnote 3 to the financial statements.

Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board issued Statement Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. The Partnership is required to adopt SFAS No. 144 on January 1, 2002. The Partnership has not anticipated that the adoption of SFAS No. 144 will have a significant impact on its final condition or results of operation.

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

Steven D. Ezell

Steven D. Ezell, age 49, is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation.  He was for the prior four years involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald Ezell.

Michael A. Hartley

Michael A. Hartley, age 42, is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period.  Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York- based real estate investment firm.

Item 11. Executive Compensation

During 2001, 2000, and 1999 Registrant was not required to and did not pay remuneration to any executives, partners of General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

The General Partner does participate in the profits, losses and distributions of the Registrant as set forth in the Partnership agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of January 31, 2002, no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the Units of the Registrant.

There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions

No affiliated entities have, for the year ending December 31, 2001, earned or received compensation or payments for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates, which were less than $60,000, refer to Note 3 of Financial Statements in Item 8.

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

		22	Subsidiaries-Registrant has no subsidiaries

(b)		No reports on Form 8-K have been filed during the last quarter of 2001

.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.
LMR LAND COMPANY, LTD.
By: 222 LMR, Ltd.
General Partner

By: 222 Partners, Inc.
General Partner

DATE: March 27, 2002	By: /s/Steven D. Ezell
President and Director

DATE: March 27, 2002	By: /s/Michael A. Hartley
Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
LMR LAND COMPANY, LTD.
By: 222 LMR, Ltd.
General Partner

By: 222 Partners, Inc.
General Partner

DATE: March 27, 2002	By: /s/Steven D. Ezell
President and Director

DATE: March 27, 2002	By: /s/Michael A. Hartley
Secretary/Treasurer

Supplemental Information to be Furnished with Reports filed Pursuant to Section 15(d) of the Act by Registrant Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material has been sent to security holders.

Independent Auditors' Report

The Partners

LMR Land Company, Ltd.:

We have audited the accompanying balance sheets of LMR Land Company, Ltd. (a limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LMR Land Company, Ltd. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with  accounting principles generally accepted in United States of America.

KPMG LLP

Nashville, Tennessee

February 1, 2002

LMR LAND COMPANY, LTD.
(A Limited Partnership)
Balance Sheets
December 31, 2001 and 2000

Assets
	2001	2000
Cash	$381,087	$442,317
Restricted cash	11,327	10,523
Land and improvements held for investment	730,045	730,045
Total assets	$1,122,459	$1,182,885

Liabilities and Partners' Equity:
Accounts payable and accrued expenses	$3,000	$8,928
Property tax payable	-	10,103
Total liabilities	3,000	19,031

Partners' equity:
Limited partners (7,500 units outstanding)	1,119,459	1,163,854
General partner	-	--
Total partners' equity	1,119,459	1,163,854
Commitments and contingencies
Total liabilities and partners' equity	$1,122,459	$1,182,885

See accompanying notes to financial statements.

LMR LAND COMPANY, LTD.
(A Limited Partnership)
Statements of Operations
Years ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Revenue:
Land sales:
Sale proceeds	$-	$7,400,000	$370,000
Cost of land and improvements sold	-	(1,837,043)	(196,951)
Selling costs	-	(464,447)	(44,400)
Gain on land sales	-	5,098,510	128,649
Interest	12,425	28,436	2,437
Miscellaneous income	13,355	--	250
Total revenue	25,780	5,126,946	131,336
Expenses:
State taxes	-	7,204	--
Property management fees and maintenance costs	-	105	40,647
Property taxes	22,604	25,051	47,640
Legal and accounting fees	26,799	24,115	19,586
Other operating expenses	6,772	5,595	7,446
Management fees	14,000	14,000	14,000
Total expenses	70,175	76,070	129,319
Net (loss) income	$(44,395)	$5,050,876	$2,017
Net (loss) income allocated to:
Limited partners	$(44,395)	$5,039,262	$2,017
General partner	-	11,614	-
Net (loss) income per limited partner unit	$(5.92)	$671.90	$0.27
Weighted average units outstanding	7,500	7,500	7,500

See accompanying notes to financial statements.

LMR LAND COMPANY, LTD.
(A Limited Partnership)
Statements of Partners' Equity
Years ended December 31, 2001, 2000, and 1999

		Limited Partners Amount	General Partner

	Units		Amount	Total
Balance at December 31, 1998	7,500	$2,872,575	$98	$2,872,673
Net Income		2,017	-	2,017
Balance at December 31, 1999	7,500	2,874,592	98	2,874,690
Net Income		5,039,262	11,614	5,050,876
Distributions		(6,750,000)	(11,712)	(6,761,712)
Balance at December 31, 2000	7,500	1,163,854	-	1,163,854
Net loss		(44,395)	-	(44,395)
Balance at December 31, 2001	7,500	$1,119,459	$-	$1,119,459

See accompanying notes to financial statements.

LMR LAND COMPANY, LTD.
(A Limited Partnership)
Statements of Cash Flows
Years ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Cash flows from operating activities:
Net (loss) income	$(44,395)	$5,050,876	$2,017
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Decrease (Increase) in restricted cash	(804)	-	5,253
Decrease (Increase) in accounts receivable	-	4,041	(4,041)
Cost of land and Improvements sold	-	1,837,043	196,951
Decrease in accounts payable and accrued expense	(5,928)	(8,737)	(9,737)
(Decrease) Increase in property tax payable	(10,103)	10,103	-
Net cash (used) provided by operating activities	(61,230)	6,893,326	190,443

Cash flows from financing activities
Distributions to partners	-	(6,761,712)	-

Net (decrease) increase in cash	$(61,230)	$131,614	$190,443
Cash at beginning of year	442,317	310,703	120,260
Cash at end of year	$381,087	$442,317	$310,703

Supplemental cash flows information:
Cash paid for State taxes	-	7,204	-

See accompanying notes to financial statements.

LMR LAND COMPANY, LTD.

(A Limited Partnership)

Notes to Financial Statements

December 31, 2001 and 2000

  Summary of Significant Accounting Policies
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
    Estimates
    Management of the partnership has made certain estimates and assumptions to prepare these financial statements in accordance with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.
    Cash
    Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the General Partner.
    Land and Improvements Held For Investment
    Land and improvements held for investment are recorded at acquisition cost plus development costs. Insurance and property taxes are capitalized as carrying costs of the property during the development period. Insurance and property taxes are charged to expense once development of the property is substantially complete. The remaining acreage is approximately 32 acres at December 31, 2001 and 2000, which includes approximately 4 acres which are unsalable attributable to roads, right of ways, and landscaping.

    Land and improvements held for investment are reported at the lower of the carrying amount or estimated fair value less estimated costs to sell. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets less estimated costs to sell. If impaired, a loss is provided to reduce the carrying amount of the land and improvements held for investment to its estimated fair value. At December 31, 2001 and 2000, the estimated fair value was determined through recovering the future discounted cash flows using a discount rate commensurate with the risk associated with the property. Based upon management's analysis of discounted future net cash flows, the Partnership's land and improvements held for investment are not impaired.

LMR LAND COMPANY, LTD.

(A Limited Partnership)

Notes to Financial Statements

December 31, 2001 and 2000

  Summary of Significant Accounting Policies (continued)
    Partnership Allocations
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

Partnership distributions are allocated to the limited partners in an amount equal to their preferred return (12% annual cumulative return on capital contributed) to the extent unpaid to date. Any remaining distributions are allocated 99% to the limited partners and 1% to the general partner until the limited partners have received an amount equal to their adjusted capital contributions, and thereafter, 72.5% to the limited partners and 27.5% to the general partner. Cumulative unpaid preferred returns are $943,448 and $312,755 at December 31, 2001 and 2000, respectively.
    Income Taxes
    No provision has or will be made for Federal income taxes since such taxes are the personal responsibility of the partners. Annually, the partners receive, from the Partnership IRS Form K-1's that provide them with their respective share of taxable income or losses, deductions, and other tax related information.

The Partnership accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

LMR LAND COMPANY, LTD.

(A Limited Partnership)

Notes to Financial Statements

December 31, 2001 and 2000

  Summary of Significant Accounting Policies (continued)
    Comprehensive Income
    Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years 2001, 2000, and 1999, the Partnership had no components of other comprehensive income. Accordingly, comprehensive (loss) income for each of the periods was the same as net (loss) income.
    Recently Issued Accounting Standards
    In August 2001, the Financial Accounting Standards Board issued Statement Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. The Partnership is required to adopt SFAS No. 144 on January 1, 2002. The Partnership anticipates that the adoption of SFAS No. 144 will not have a significant impact on its final condition or results of operation.
  Land and Improvements Held for Investment
  Land and improvements held for investment at December 31, 2001 and 2000 was $730,045. The aggregate cost for Federal income tax purposes for the land held for investment was $730,045 at December 31, 2001 and 2000.
  Related Party Transactions
  The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees as consideration for performing certain services. Expenses incurred for these services during the years ended December 31, 2001, 2000, and 1999 are as follows:

	2001	2000	1999
Accounting Fees	$13,050	$11,932	$3,100
Management fees	$14,000	$14,000	$14,000

  Distributions
  There were no distributions made during the year ended December 31, 2001. The Partnership made distributions to limited partners of $6,750,000 ($900 per unit), for the year ended December 31, 2000.
  Restricted Cash
  At December 31, 2001 and 2000, the Partnership has restricted cash balances of $11,327 and $10,523, respectively, to be used to fund property improvements, consisting of utility work. This restricted cash secures a letter of credit in the same amount to ensure that the required developments are made.

Independent Auditors' Report

The Partners

LMR Land Company, Ltd.:

Under date of February 1, 2002, we reported on the balance sheets of LMR Land Company, Ltd. as of December 31, 2001 and 2000, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement Schedule III, Real Estate and Accumulated Depreciation. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Nashville, Tennessee

February 1, 2002

S-1

LMR LAND COMPANY, LTD.

(A Limited Partnership)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2001
		Initial Cost to Partnership		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period			Accumulated depreciation	Date of construction	Date acquired
Description	Encumbrances	Land	Buildings and improvements	Improvements	Carrying costs	Land	Buildings and improvements	Total
32 acres of land in Macon, GA	none	$730,045	--	--	--	730,045	--	730,045	N/A	None	N/A

*Assets scheduled above represents land, therefore accumulated depreciation and depreciable lives are non-applicable.

S-2

LMR LAND COMPANY, LTD.

(A Limited Partnership)

Schedule III (Continued)

Real Estate and Accumulated Depreciation

December 31, 2001 and 2000

	2001	2000	1999
(1) Balance at beginning of period	$730,045	$2,567,088	$2,764,039
Additions during period:
Improvements	-	--	--
Purchase of land	-	--	--
Deductions during period:
Cost of real estate sold	-	1,837,043	196,951

Balance at close of period	$730,045	$730,045	$2,567,088
(2) Aggregate cost for Federal income tax purposes	$730,045	$730,045	$2,544,108

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