Form 10-Q
period 2002-03-31
LMR LAND CO LTD /TN/
filed 2002-05-14
CIK 809938

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended

March 31, 2002

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

(615) 292-1040(Registrant's telephone number, including area code)Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934  during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

YES X NO ___

PART I. FINANCIAL INFORMATION

LMR LAND COMPANY, LTD.

(A Tennessee Limited Partnership)

FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2002 and 2001

(Unaudited)

INDEX

Item 1. FINANCIAL STATEMENTS

Financial Statements:

Balance Sheets as of March 31, 2002 and December 31, 2001 3

Statements of Operations for the Three Months Ended March 31, 2002 and 2001 4

Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 5

Notes to Financial Statements for the Three Months Ended March 31, 2002 and 2001 6

Item 2: Management's discussion and analysis of financial condition and results of operations 7

PART II. Other information 7

Item 6. Exhibits and reports on Form 8-K 7

SIGNATURES 8

LMR LAND COMPANY, LTD.

(A Limited Partnership)

BALANCE SHEETS

(Unaudited)
	March 31, 2002	December 31, 2000
ASSETS

Cash	$383,140	$381,087
Restricted cash	-	11,327
Land and improvements held for sale	730,045	730,045

Total assets	$1,113,185	$1,122,459

LIABILITIES AND PARTNERS' EQUITY

Accounts payable	$5,750	$3,000
Property taxes payable	8,166	-

Total liabilities	13,916	3,000
Partners' equity:

Limited partners, 7,500 units outstanding	1,099,269	1,119,459
General partner	-	-

Total partners' equity	1,099,269	1,119,459

Total liabilities and partners' equity	$1,113,185	$1,122,459

LMR LAND COMPANY, LTD.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2002	2001
REVENUE:

Interest income	$23	$188

Total revenue	23	188

Expenses:

Property taxes	8,212	2,823
Management fees	3,500	3,500
Legal and accounting fees	2,750	5,500
General and administrative expenses	5,751	857

Total expenses	20,213	12,680

Net loss	$(20,190)	$(12,492)
Net loss per limited partner unit (7,500 units outstanding)	$(2.69)	$(1.67)

LMR LAND COMPANY, LTD.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)
	Three months ended March 31,
	2002	2001
Cash flows from operating activities:

Net loss	$(20,190)	$(12,492)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Decrease in restricted cash	11,327	-
Increase in accounts payable	2,750	3,699
Increase in property taxes payable	8,166	2,778

Net cash provided by (used) operating	2,053	(6,015)

Net increase (decrease) in cash	2,053	(6,015)

Cash at beginning of period	381,087	442,317
Cash at end of period	$383,140	$436,302

LMR LAND COMPANY, LTD.

(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2002 and 2001

(Unaudited)

A.ACCOUNTING POLICIES

The unaudited financial statements presented herein have been  prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2001.  In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002.

B.RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first three months were as follows:

	2002	2001

Management fees	$ 3,500	$ 3,500
Accounting fees	500	500

C. COMPREHENSIVE INCOME

During the three-month periods ended March 31, 2002, and 2001, the Partnership had no components of other comprehensive  income. Accordingly, comprehensive loss for each of the periods was the same as net loss.

D. IMPAIRMENT

Effective January 1, 2002 the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standard Number 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. The adoption of SFAS No. 144 did not have an impact on the Partnership's financial condition or results of operations.

Item 2: Management's Discussion and analysis of financial condition and results of operations

Results of operations for the quarter ended March 31, 2002.

There have been no land sales during the first quarter of 2002. Overall operations of the Registrant have not changed significantly from the quarter ended March 31, 2001, except for the increase in property taxes. Due to development near the property, assessed property values have increased and property tax expense is higher.

Financial condition

Liquidity

At May 1, 2002, the Registrant had approximately $381,070 in cash. These funds are expected to be sufficient to fund operations through 2002.

Critical Accounting Policies

Land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the estimated Fair Value.

Contractual Obligations and Commitments

At March 31, 2002, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At March 31, 200, the Partnership had no restricted cash balances. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At March 31, 2002 and December 31, 2001, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in footnote B to the financial statements.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(b) No 8-K's have been filed during this quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on  its behalf by the undersigned, thereunto duly authorized.

LMR LAND COMPANY, LTD.

By: 222 LMR, LTD.

General Partner

By:222 PARTNERS, INC.

General Partner
Date: May 15, 2002	By:/s/ Steven D. Ezell
President

Date: May 15, 2002	By:/s/ Michael A. Hartley
Secretary/Treasurer