Form 10-Q
period 2002-06-30
LMR LAND CO LTD /TN/
filed 2002-08-14
CIK 809938

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended June 30, 2002

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

YES X NO ___

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LMR LAND COMPANY, LTD.

(A Limited Partnership)

FINANCIAL STATEMENTS

(Unaudited)

INDEX

Item 1. Financial Statements

Balance Sheets as of June 30, 2002 and December 31, 2001 3

Statements of Operations for the three and six months ended June 30, 2002 and 2001 4

Statements of Cash Flows for the six months ended June 30, 2002 and 2001 5

Notes to Financial Statements for the three and six months ended June 30, 2002 and 2001 6

Item 2: Management's discussion and analysis of financial condition and results of operations 7

PART II. Other information 8

Item 6. Exhibits and reports on Form 8-K 8

Certification 9

Signatures 10

LMR LAND COMPANY, LTD.

(A Limited Partnership)

BALANCE SHEETS

(Unaudited)
	June 30, 2002	December 31, 2001
ASSETS

Cash	$ 362,110	381,087
Restricted cash	-	11,327
Land and improvements held for sale	730,045	730,045

Total assets	$ 1,092,155	1,122,459

LIABILITIES AND PARTNERS' EQUITY

Accounts payable	$ 11,818	3,000
Property taxes payable	16,332	-

Total liabilities	28,150	3,000
Partners' equity:

Limited partners, 7,500 units outstanding	1,064,005	1,119,459
General Partner	-	-

Total partners' equity	1,064,005	1,119,459

Total liabilities and partners' equity	$ 1,092,155	1,122,459

See accompanying notes to financial statements.

LMR LAND COMPANY, LTD.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,
	2002	2001	2002	2001
REVENUE:

Interest income	$ -	76	23	264
Other income	$ -	6,227	-	6,227

Total revenues	-	6,303	23	6,491

Expenses

Property taxes	8,166	2,779	16,378	5,602
Management fees	3,500	3,500	7,000	7,000
Legal and accounting fees	20,703	15,299	23,453	20,799
General and administrative expenses	1,714	1,034	7,465	1,892
Other operating expenses	1,181	-	1,181	-

Total expenses	$ (35,264)	(22,612)	(55,477)	(35,293)

Net loss	(35,264)	(16,309)	(55,454)	(28,802)

Net loss per limited partner unit	$ (4.70)	(2.17)	(7.40)	(3.84)
Limited partner units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to financial statements

LMR LAND COMPANY, LTD.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2002	2001
Cash flows from operating activities:

Net loss	$ (55,454)	(28,802)
Adjustments to reconcile net loss to net cash used by operating activities:
Decrease in restricted cash	11,327	-
Increase in accounts payable	8,818	1,198
Increase in property taxes payable	16,332	5,558

Net cash provided by (used) operating activities	(18,977)	(22,046)

Net decrease in cash	(18,977)	(22,046)

Cash at beginning of period	381,087	442,317
Cash at end of period	$ 362,110	420,271

See accompanying notes to financial statements.

LMR LAND COMPANY, LTD.

(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2002 and 2001

(Unaudited)

A.ACCOUNTING POLICIES

The unaudited financial statements presented herein have been  prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2001.  In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six-month period ended June 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002.

B.RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months were as follows:
	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Management fees	$3,500	$3,500	$7,000	$7,000
Accounting fees	11,315	11,050	11,885	11,550

C. COMPREHENSIVE INCOME

During the three and six-month periods ended June 30, 2002 and 2001,  the Partnership had no components of other comprehensive loss. Accordingly, comprehensive loss for each of the periods was the same as net loss.

D. IMPAIRMENT

Effective January 1, 2002 the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standard Number 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the estimated Fair Value. The adoption of SFAS No. 144 did not have an impact on the Partnership's financial condition of results of operations.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2002.

There have been no land sales during the first six months of 2002. Overall operations of the Registrant have not changed significantly from the quarter ended June 30, 2001, except for the increase in property taxes. Due to development near the property, assessed property values have increased and property tax expense is higher.

Financial condition

Liquidity

At June 30, 2002, the Registrant had approximately $362,110 in cash. These funds are expected to be sufficient to fund operations through 2002.

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

Contractual Obligations and Commitments

At June 30, 2002, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At June 30, 2002, the Partnership had no restricted cash balances. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At June 30, 2002 and December 31, 2001, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in footnote B to the financial statements.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(b) No 8-K's have been filed during this quarter.

LMR LAND COMPANY, LTD.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connections with the Report of LMR Land Company, Ltd., on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Steven D. Ezell, Chief Executive Officer of LMR Land Company, Ltd., certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2002 By: Steven D. Ezell

Chief Executive Officer

In connections with the Report of LMR Land Company, Ltd., on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Michael A. Hartley, Chief Financial Officer of LMR Land Company, Ltd., certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2002 By: Michael A. Hartley

Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on  its behalf by the undersigned, thereunto duly authorized.

LMR LAND COMPANY, LTD.

By: 222 LMR, LTD.

General Partner

By:222 PARTNERS, INC.

General Partner

Date: August 14, 2002	By:/s/ Steven D. Ezell
President

Date: August 14, 2002	By:/s/ Michael A. Hartley
Secretary/Treasurer