Form 10-Q
period 2002-09-30
LMR LAND CO LTD /TN/
filed 2002-11-14
CIK 809938


FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended

September 30, 2002

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

YES X NO ___

LMR LAND COMPANY, LTD.

(A Limited Partnership)

LMR LAND COMPANY, LTD.

(A Limited Partnership)

BALANCE SHEETS

(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS

Cash	$330,750	381,088
Restricted cash	-	11,327
Land and improvements held for sale	730,045	730,045

Total assets	$1,060,795	1,122,459

LIABILITIES AND PARTNERS' EQUITY

Accounts payable	$7,477	3,000
Property taxes payable	7,502	-

Total Liabilities	14,979	3,000

PARTNERS' EQUITY

Limited partners, 7,500 units outstanding	1,045,816	1,119,459
General partner	-	-

Total partners' equity	1,045,816	1,119,459

Total liabilities and partners' equity	$1,060,795	1,122,459

See accompanying notes to financial statements.

LMR LAND COMPANY, LTD.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,
	2002	2001	2002	2001
REVENUE:

Interest income	$-	-	23	264
Other income	-	7,128	-	13,355

Total Revenues	-	7,128	23	13,619

EXPENSES:

Property tax expense	8,166	2,779	24,544	8,381
Management fees	3,500	3,500	10,500	10,500
Professional fees	6,159	3,000	34,512	23,799
General and administrative expense	364	601	2,929	2,493
Grounds maintenance expense	-	-	1,181	-

Total expenses	18,189	9,880	73,666	45,173

Net loss	$(18,189)	(2,752)	(73,643)	(31,554)

Net loss per limited partner unit	($2.43)	($0.37)	($9.82)	($4.21)
Limited partners units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to financial statements

LMR LAND COMPANY, LTD.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2002	2001
Cash flows from operating activities:

Net loss	$(73,643)	(31,554)
Adjustments to reconcile net loss to net cash used by operating activities:
Decrease in restricted cash	11,327	-
Increase (decrease) in accounts payable	4,477	(5,928)
Increase in property taxes payable	7,502	8,337

Net cash used by operating activities	(50,337)	(29,145)

Net decrease in cash	$(50,337)	(29,145)

Cash at beginning of period	381,087	442,317
Cash at end of period	$330,750	413,172

See accompanying notes to financial statements.

LMR LAND COMPANY, LTD.

(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2002 and 2001

(Unaudited)

A.ACCOUNTING POLICIES

The unaudited financial statements presented herein have  been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note  disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in  conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2001. In the opinion of management, such  financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize  fairly the Partnership's financial position and results of operations. The results of operations for the nine-month period ended September 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002.

B.RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services were as follows:

	Three months ended		Nine months ended
	September 30,
	2002	2001	2002	2001
Partnership and property management fees	$3,500	$3,500	$10,500	$10,500
Accounting fees	3,409	500	21,112	11,433
Development fee	-	-	-	5,000

C. COMPREHENSIVE INCOME

During the three and nine-month periods ended September 30, 2002 and 2001, the Partnership had no components of other comprehensive loss. Accordingly, comprehensive loss for each of the  periods was the same as net loss.

D. IMPAIRMENT

Effective January 1, 2002 the Partnership adopted the Statement of Financial Accounting Standard Number 144, Accounting for the Impairment or Disposal of long-lived Assets ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the estimated Fair Value. The adoption of SFAS No. 144 did not have an impact on the Partnership's financial condition of results of operations.

Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2002.

There have been no land sales during the first nine months of 2002. Overall operations of the Registrant have not changed significantly from the quarter ended September 30, 2001, except for the increase in property taxes. Due to development near the property, assessed property values have increased and property tax expense is higher.

Financial condition

Liquidity

At October 31, 2002, the Registrant had approximately $330,151 in cash. These funds are expected to be sufficient to fund operations through 2002.

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

Contractual Obligations and Commitments

At September 30, 2002, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At September 30, 2002, the Partnership had no restricted cash balances. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At September 30, 2002 and December 31, 2001, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in footnote B to the financial statements.

Item 4. DISCLOSURE CONTROL AND PROCEDURES

As of October 31, 2002, under the supervision and with the participation of the president and treasurer of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the general partner of the registrant, who serve as the Partnership's chief executive officer and the chief financial officer, management has evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the president and treasurer concluded that the Partnership's disclosure controls and procedures were effective as of October 31, 2002. There were no significant changes in the Partnership's internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit

Number Description

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of LMR Land Company, Ltd. on November 14, 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of LMR Land Company, Ltd. on November 14, 2002.

99.3 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of LMR Land Company, Ltd. on November 14, 2002.

.

99.4 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of LMR Land Company, Ltd. on November 14, 2002.

(b) No 8-K's have been filed during this quarter.

LMR LAND COMPANY, LTD.

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of LMR Land Company LTD on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven D. Ezell, Chief Executive Officer of the LMR Land Company Ltd., certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
LMR LAND COMPANY, LTD.
By: 222 LMR, LTD.
General Partner
By: 222 PARTNERS, INC.
General Partner
Date: November 14, 2002	By:/s/ Steven D. Ezell
President

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of LMR Land Company LTD on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Hartley, Chief Financial Officer of LMR Land Company LTD, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
LMR LAND COMPANY, LTD.
By: 222 LMR, LTD.
General Partner
By: 222 PARTNERS, INC.
General Partner
Date: November 14, 2002	By:/s/ Michael A. Hartley
Secretary/Treasurer

LMR LAND COMPANY, LTD.

Exhibit 99.3

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002.

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

I, Steven D. Ezell, certify that:

  I have reviewed this quarterly report on Form 10-Q of LMR Land Company LTD.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and15d-14) for the registrant and we have;
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses
LMR LAND COMPANY, LTD.
By: 222 LMR, LTD.
General Partner
By: 222 PARTNERS, INC.
General Partner
Date: November 14, 2002	By:/s/ Steven D. Ezell
President

LMR LAND COMPANY, LTD.

Exhibit 99.4

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002.

CERTIFICATE OF CHIEF FINANCIAL OFFICER

I, Michael A. Hartley, certify that:

  I have reviewed this quarterly report on Form 10-Q of LMR Land Company LTD.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and15d-14) for the registrant and we have;
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses
LMR LAND COMPANY, LTD.
By: 222 LMR, LTD.
General Partner
By: 222 PARTNERS, INC.
General Partner
Date: November 14, 2002	By:/s/ Michael A. Hartley
Secretary/Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on  its behalf by the undersigned, thereunto duly authorized.

LMR LAND COMPANY, LTD.
By: 222 LMR, LTD.
General Partner
By: 222 PARTNERS, INC.
General Partner
Date: November 14, 2002	By:/s/ Steven D. Ezell
President
Date: November 14, 2002	By:/s/ Michael A. Hartley
Secretary/Treasurer