Form 10-K
period 2002-12-31
LMR LAND CO LTD /TN/
filed 2003-03-31
CIK 809938

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended

December 31, 2002
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

Registrant's primary objective is to sell certain undeveloped real property located in Macon, Georgia ("Property") and distribute to the limited partners, a return of capital from the net proceeds of the sales.

Financial Information about Segment

The Registrant's activity, sale of land, lies within the domestic United States and is within one industry segment.  Therefore, financial data relating to the geographic area and the industry segment is included in Item 6 - Selected Financial Data.

Narrative Description of Business

At December 31, 2002, the Registrant has available for sale approximately 32 acres of land in Macon, Georgia (the "Property). The property is located at the intersection of Eisenhower Crossings Parkway and Log Cabin Road, southwest of downtown Macon. The property is zoned for retail, service center and service warehouse type uses. Municipal gas, electricity, water, and sewer serve the property. After the sale of 81 acres in 2000, road improvements were made giving the property greater road frontage. The site sold in 2000 has been developed into two large retail strip centers, facing each other on opposite sides of Eisenhower Crossings Parkway. Retail tenants include Target and Kroger. The remaining land for sale by the Registrant is directly across the street from the new strip centers. Although there is some competition for retail sites in the area, competitor sites are smaller and not as close to the new development.

The Registrant has no employees. Management services are being provided under a contractual agreement with Landmark Realty Services Corporation, an affiliate of the General Partner.

Item 2. Properties

As of December 31, 2002, the Registrant owned approximately 32 acres of undeveloped land. For further information concerning the Property, reference is made to Item 1.

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

PART II

Item 5. Market for Registrant's Units of Limited Partnership Interest and Related Security Holder Matters

There is no established market for the Units and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on April 1, 1987 of 7,500 Units of Limited Partnership Interests. The offering of $7,500,000 was fully subscribed and closed on June 8, 1987. As of February 28, 2003 there were 597 holders of record of the 7,500 Units of Limited Partnership Interests.

There were no distributions during the year ended December 31, 2002. During 2000, the Registrant distributed $900/unit to its limited partners for a total of $6,750,000. There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Registrant's Limited Partnership Agreement.

Item 6. Selected Financial Data
	For the Year ended December 31,
	2002	2001	2000	1999	1998
Total Revenue	$2,985	25,780	5,126,946	131,336	381,108
Net (loss) income	($91,490)	(44,395)	5,050,876	2,017	267,243
Net (loss) income per limited partner unit	($12.20)	(5.92)	671.90	0.27	35.63
Total assets	$1,041,105	1,122,459	1,182,885	2,892,335	2,900,075
Cash distributions per limited partner unit	$-	-	900	-	195

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales

There were no sales of property during the years ended December 31, 2002 or 2001. During 2000, the Registrant sold 81 acres of the Macon Property for $7.4 million. Of the sale proceeds, $6.75 million was distributed to the limited partners. The remaining proceeds were retained to meet operational needs of the Registrant.

Analysis of Operations

There have been no significant fluctuations in the Registrant's operations except for the sale described above. Miscellaneous income in 2001 represents a refund from the State of Tennessee for an overpayment of franchise and excise tax in the prior year. The decline in interest income is due to lower interest rates and lower cash balances. The increase in property taxes in 2002 is due to increased property values.

Financial Condition

As of February 28, 2003 the Registrant had a cash balance of $306,751. The General Partner believes this cash balance is sufficient to meet the needs of the Registrant for the year 2003.

Critical Accounting Policies

As discussed in Note 1 to the financial statements, land and improvements held for sale is reported at the lower of carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the Fair Value. Based upon management's analysis of the land and improvements held for sale, no impairment charge was necessary at December 31, 2002.

Contractual Obligations and Commitments

At December 31, 2002, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At December 31, 2001, the Partnership had restricted cash balances of $11,327, to be used to fund property improvements, consisting of utility work. This restricted cash secured a letter of credit in the same amount to ensure that the required developments were made. As of December 31, 2002, all development work was complete. All letters of credit were released and restricted cash was transferred into operating cash. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At December 31, 2002, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in footnote 3 to the financial statements.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Statements (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Partnership to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Partnership also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Partnership is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Partnership's financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Partnership's financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Partnership's financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Partnership's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Partnership's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Partnership will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

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

The officers and directors of 222 Partners, Inc. are as follows:

W. Gerald Ezell

W. Gerald Ezell, age 73, serves on the Board of Directors of 222 Partners, Inc. Mr. Ezell is also a general partner of affiliated limited partnerships, which own various real estate properties. Until November 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Steven D. Ezell

Steven D. Ezell, age 50, is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation.  He was for the prior four years involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald Ezell.

Michael A. Hartley

Michael A. Hartley, age 43, is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period.  Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York- based real estate investment firm.

Item 11. Executive Compensation

During 2002, 2001, and 2000 Registrant was not required to and did not pay remuneration to any executives, partners of General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

The General Partner does participate in the profits, losses and distributions of the Registrant as set forth in the Partnership agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

As of January 31, 2003, no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the Units of the Registrant.

There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions

No affiliated entities have, for the year ending December 31, 2002, earned or received compensation or payments for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates, which were less than $60,000, refer to Note 3 of Financial Statements in Item 8.

Part IV

Item 14. Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the President and Vice President of General Partner of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15. Exhibits, Financial Statement schedules and Reports on Form 8-k
(a)	(1)	The following Financial Statements are included herein:		page

		Independent Auditors' Report		10
		Financial Statements:
		Balance Sheets		11
		Statements of Operations		12
		Statements of Partners' Equity		13
		Statements of Cash Flows		14
		Notes to Financial Statements		15

	(2)	Financial Statement Schedule

		Independent Auditors' Report		20
		Schedule III- Real Estate and Accumulated Depreciation		21

	(3)	Exhibits

		3	Amended and Restated Certificate and Agreement of Limited Partnership incorporated by reference to Exhibit A to the Prospectus of Registrant dated April 1, 1987 filed pursuant to Rule 424(b) of the Securities and Exchange Commission.	23
		22	Subsidiaries-Registrant has no subsidiaries	23
		99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of LMR Land Company, Ltd. on March 31, 2003	24
		99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of LMR Land Company, Ltd. on March 31, 2003.	25
		99.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of LMR Land Company, Ltd. on March 31, 2003.	26
		99.4	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of LMR Land Company, Ltd. on March 31, 2003.	27

(b)	No reports on Form 8-K have been filed during the last quarter of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.
LMR LAND COMPANY, LTD.
By: 222 LMR, Ltd.
General Partner

By: 222 Partners, Inc.
General Partner

DATE: March 31, 2003	By: /s/Steven D. Ezell
President and Director

DATE: March 31, 2003	By: /s/Michael A. Hartley
Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
LMR LAND COMPANY, LTD.
By: 222 LMR, Ltd.
General Partner

By: 222 Partners, Inc.
General Partner

DATE: March 31, 2003	By: /s/Steven D. Ezell
President and Director

DATE: March 31, 2003	By: /s/Michael A. Hartley
Secretary/Treasurer

Supplemental Information to be Furnished with Reports filed Pursuant to Section 15(d) of the Act by Registrant Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material has been sent to security holders.

Independent Auditors' Report

The Partners

LMR Land Company, Ltd.:

We have audited the accompanying balance sheets of LMR Land Company, Ltd. (a limited partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LMR Land Company, Ltd. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with  accounting principles generally accepted in United States of America.

KPMG LLP

Nashville, Tennessee

February 1, 2003

LMR LAND COMPANY, LTD.
(A Limited Partnership)
Balance Sheets
December 31, 2002 and 2001
	2002	2001
ASSETS

Cash and cash equivalents	$311,060	381,087
Restricted cash	-	11,327
Land and improvements held for sale	730,045	730,045

Total Assets	$1,041,105	1,122,459

LIABILITIES AND PARTNERS' EQUITY

Accounts payable	$1,000	3,000
Due to related party	12,136	-

Total Liabilities	13,136	3,000

Partners' equity:

Limited partners, 7,500 units outstanding	1,027,969	1,119,459
General partner	-	-

Total partners' equity	1,027,969	1,119,459

Total liabilities and partners' equity	$1,041,105	1,122,459

.

LMR LAND COMPANY, LTD.
(A Limited Partnership)
Statements of Operations
Years ended December 31, 2002, 2001, and 2000
	2002	2001	2000
Revenue:
Land sales:
Sale proceeds	$-	-	7,400,000
Cost of land and improvements sold	-	-	(1,837,043)
Selling costs	-	-	(464,447)
Gain on land sales	-	-	5,098,510

Interest income	2,985	12,425	28,436
Miscellaneous income	-	13,355	-
Total revenue	2,985	25,780	5,126,946
Expenses:
State taxes	-	-	7,204
Property management fees and maintenance costs	-	-	105
Property taxes	34,378	22,604	25,051
Legal and accounting fees	35,771	26,799	24,115
Management fees	14,000	14,000	14,000
Other operating expenses	10,326	6,772	5,595
Total expenses	94,475	70,175	76,070

Net (loss) income	$(91,490)	(44,395)	5,050,876
Net (loss) income allocated to:
Limited partners	$(91,490)	(44,395)	5,039,262
General partner	-	-	11,614
Net (loss) income per limited partner unit	$($12.20)	($5.92)	671.90
Weighted average units outstanding	7,500	7,500	7,500

LMR LAND COMPANY, LTD.
(A Limited Partnership)
Statements of Partners' Equity
Years ended December 31, 2002, 2001, and 2000
	Limited Partners		General Partner
	Units	Amount	Amount	Total
Balance at December 31, 1999	7,500	$2,874,592	98	2,874,690
Net Income		5,039,262	11,614	5,050,876
Distributions		(6,750,000)	(11,712)	(6,761,712)
Balance at December 31, 2000	7,500	1,163,854	--	1,163,854
Net loss		(44,395)	--	(44,395)
Balance at December 31, 2001	7,500	1,119,459	--	1,119,459
Net loss		(91,490)	--	(91,490)
Balance at December 31, 2002	7,500	$1,027,969	--	1,027,969

LMR LAND COMPANY, LTD.
(A Limited Partnership)
Statements of Cash Flows
Years ended December 31, 2002, 2001, and 2000
	2002	2001	2000
Cash flows from operating activities:
Net (loss) income	$(91,490)	(44,395)	5,050,876
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Decrease (increase) in restricted cash	11,327	(804)	-
Decrease (increase) in accounts receivable	-	-	4,041
Cost of land and improvements sold	-	-	1,837,043
Increase (decrease) in accounts payable and due to related party	10,136	(5,928)	(8,737)
(Decrease) increase in property tax payable	-	(10,103)	10,103
Net cash (used in) provided by operating activities	(70,027)	(61,230)	6,893,326

Cash flows from financing activities
Distributions to partners	-	-	(6,761,712)

Net (decrease) increase in cash	(70,027)	(61,230)	131,614
Cash at beginning of year	38l,087	442,317	310,703
Cash at end of year	$311,060	381,087	442,317

Supplemental disclosure of cash flow information:
Cash paid for state taxes	$-	-	7,204

  Summary of Significant Accounting Policies

    Organization
    LMR Land Company, Ltd. (the Partnership) is a Tennessee Limited Partnership that was originally organized on December 22, 1986, to acquire, hold for investment, and sell certain undeveloped land located in Lebanon, Tennessee and Macon, Georgia. At December 31, 2002, the Partnership has 32 acres of undeveloped land in Macon, Georgia available for sale. The General Partner is 222 LMR, Ltd. The general partner of the General Partner is 222 Partners, Inc. The Partnership prepares its financial statements and Federal income tax returns on the accrual method and includes only those assets, liabilities and results of operations, which relate to the business of the Partnership.

    Estimates
    The preparation of the financial statements requires management of the Partnership to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of land and improvements held for sale. Actual results could differ from those estimates.

    Cash
    Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the General Partner.

    Land and Improvements Held for Sale

Land and improvements held for sale are recorded at acquisition cost plus development costs. Insurance and property taxes are capitalized as carrying costs of the property during the development period. Insurance and property taxes are charged to expense once development of the property is substantially complete.

Effective January 1, 2002 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard Number 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the estimated Fair Value. Based upon management's analysis of discounted future net cash flows, the Partnership's land and improvements held for investment are not impaired.

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

    Partnership distributions are allocated to the limited partners in an amount equal to their preferred return (12% annual cumulative return on capital contributed) to the extent unpaid to date. Any remaining distributions are allocated 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to their adjusted capital contributions, and thereafter, 72.5% to the limited partners and 27.5% to the General Partner. Cumulative unpaid preferred returns are $1,574,142 and $943,448 at December 31, 2002 and 2001, respectively.

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

  Summary of Significant Accounting Policies (continued)

    Income Recognition

Income from sales of land held for sale is generally recorded on the accrual basis when the buyer's financial commitment is sufficient to provide economic substance to the transaction, and when other criteria of SFAS No. 66 "Accounting for Sales of Real Estate" are satisfied. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the transaction does not meet the remaining requirements to be recorded on the accrual basis, profit is deferred and recognized under the installment method, which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur which cause the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time. Any losses on sales of real estate are recognized at the time of the sale.

    Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years 2002, 2001, and 2000, the Partnership had no components of other comprehensive (loss) income. Accordingly, comprehensive (loss) income for each of the periods was the same as net (loss) income.

    Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Partnership to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Partnership also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Partnership is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Partnership's financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Partnership's financial statements.

  Summary of Significant Accounting Policies (continued)

    Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Partnership's financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Partnership's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

  Land and Improvements Held for Sale

Land and improvements held for sale at December 31, 2002 and 2001 was $730,045. The aggregate cost for Federal income tax purposes for the land held for sale was $730,045 at December 31, 2002 and 2001.
  Related Party Transactions

The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees as consideration for performing certain services. Expenses incurred for these services during the years ended December 31, 2002, 2001, and 2000 are as follows:

	2002	2001	2000
Accounting Fees	$24,021	13,050	11,932
Management fees	$14,000	14,000	14,000

  Distributions

There were no distributions made during the year ended December 31, 2002, and 2001. The Partnership made distributions to limited partners of $6,750,000 ($900 per unit) for the year ended December 31,2000.

  Restricted Cash

At December 31, 2001, the Partnership had restricted cash balances of $11,327, to be used to fund property improvements, consisting of utility work. This restricted cash secured a letter of credit in the same amount to ensure that the required developments were made. As of December 31, 2002, all development work was complete. All letters of credit were released and restricted cash was transferred into operating cash.

Independent Auditors' Report

The Partners

LMR Land Company, Ltd.:

Under date of February 1, 2003, we reported on the balance sheets of LMR Land Company, Ltd. as of December 31, 2002 and 2001, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement Schedule III, Real Estate and Accumulated Depreciation. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Nashville, Tennessee

February 1, 2003

LMR LAND COMPANY, LTD.

(A Limited Partnership)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2002
		Initial Cost to Partnership		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period			Accumulated depreciation	Date of construction	Date acquired
Description	Encumbrances	Land	Buildings and improvements	Improvements	Carrying costs	Land	Buildings and improvements	Total
32 acres of land in Macon, GA	none	$730,045	--	--	--	730,045	--	730,045	N/A	None	Acquired in portions between 1987 and 1993.*

*Assets scheduled above represents land, therefore accumulated depreciation and depreciable lives are non-applicable.

LMR LAND COMPANY, LTD.

(A Limited Partnership)

Schedule III (Continued)

Real Estate and Accumulated Depreciation

December 31, 2002, 2001 and 2000

	2002	2001	2000
(1) Balance at beginning of period	$730,045	730,045	2,567,088
Additions during period:
Improvements	-	--	--
Purchase of land	-	--	--
Deductions during period:
Cost of real estate sold	-	--	1,837,043

Balance at close of period	$730,045	730,045	730,045
(2) Aggregate cost for Federal income tax purposes	$730,045	730,045	730,045

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
99.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of LMR Land Company, Ltd. on March 31, 2003

99.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of LMR Land Company, Ltd. on March 31, 2003.

99.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of LMR Land Company, Ltd. on March 31, 2003.
99.4	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of LMR Land Company, Ltd. on March 31, 2003.

LMR LAND COMPANY, LTD.

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of LMR Land Company Ltd. (the "Registrant") on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Steven D. Ezell, Chief Executive Officer of the LMR Land Company Ltd., certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.
LMR LAND COMPANY, LTD.
By: 222 LMR, LTD.
General Partner
By: 222 PARTNERS, INC.
General Partner
Date: March 31, 2003	By:/s/ Steven D. Ezell
President

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of LMR Land Company Ltd., (the "Registrant") on Form 10-K for the year ended December 31 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Michael A. Hartley, Chief Financial Officer of LMR Land Company LTD, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.
LMR LAND COMPANY, LTD.
By: 222 LMR, LTD.
General Partner
By: 222 PARTNERS, INC.
General Partner
Date: March 31, 2003	By:/s/ Michael A. Hartley
Secretary/Treasurer

Exhibit 99.3

CERTIFICATION

I, Steven D. Ezell, certify that:

1.     I have reviewed this annual report on Form 10-K of LMR Land Company, Ltd.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
LMR LAND COMPANY, LTD.
By: 222 LMR, Ltd.
General Partner

By: 222 Partners, Inc.
General Partner

DATE: March 31, 2003	By: /s/Steven D. Ezell
President and Director

Exhibit 99.4

CERTIFICATION

I, Michael A Hartley, certify that:

1.     I have reviewed this annual report on Form 10-K of LMR Land Company, Ltd.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
LMR LAND COMPANY, LTD.
By: 222 LMR, Ltd.
General Partner
By: 222 Partners, Inc.
General Partner

DATE: March 31, 2003	By: /s/Michael A. Hartley
Secretary/Treasurer