Form 10-Q
period 2003-03-31
LMR LAND CO LTD /TN/
filed 2003-05-15
CIK 809938

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended

March 31, 2003

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

YES X NO ___

PART I. FINANCIAL INFORMATION

LMR LAND COMPANY, LTD.

(A Tennessee Limited Partnership)

FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2003 and 2002

(Unaudited)

INDEX

LMR LAND COMPANY, LTD.

(A Limited Partnership)

BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS

Cash	306,445	311,060
Land and improvements held for	730,045	730,045

Total Assets	1,036,490	1,041,105

LIABILITIES AND PARTNERS' EQUITY

Accounts payable	7,159	1,000
Due to related party	12,136	12,136
Property taxes payable	8,500	0

Total Liabilities	27,795	13,136
Partners' equity:

Limited partners, 7,500 units outstanding	1,008,694	1,027,969
General partner	0	0

Total partners' equity	1,008,694	1,027,969

Total liabilities and partners' equity	1,036,489	1,041,105

LMR LAND COMPANY, LTD.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2003	2002
REVENUE:

Other income	$100	$23

Total revenues	100	23

EXPENSES

Property taxes	8,500	8,212
Management fees	3,500	3,500
Legal and accounting fees	3,250	2,750
General and administrative expenses	4,125	5,751

Total Expenses	(19,375)	(20,213)

Net loss	($19,275)	($20,190)

Net loss per limited partner unit (7,500 units outstanding)	($2.57)	($2.69)

LMR LAND COMPANY, LTD.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2003	2002
Cash flows from operating activities:

Net loss	($19,275)	($20,190)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Decrease in restricted cash	0	11,327
Increase in accounts payable	0	2,750
Increase in property taxes payable	11,750
Increase in payable to affiliate	2,909	8,166

Net cash (used in) provided by operating activities	(4,616)	2,053

Net decrease in cash	(4,616)	2,053

Cash at beginning of period	311,061	381,087
Cash at end of period	$306,445	$383,140

LMR LAND COMPANY, LTD.

(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2003 and 2002

(Unaudited)

A.ACCOUNTING POLICIES

The unaudited financial statements presented herein have been  prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2002.  In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003.

B.RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first three months were as follows:

	2003	2002

Management fees	$ 3,500	$ 3,500
Accounting fees	0	500

C. COMPREHENSIVE INCOME

During the three-month periods ended March 31, 2003, and 2002, the Partnership had no components of other comprehensive  income. Accordingly, comprehensive loss for each of the periods was the same as net loss.

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

Item 2: Management's Discussion and analysis of financial condition and results of operations

Results of operations for the quarter ended March 31, 2003.

There have been no land sales during the first quarter of 2003. Overall operations of the Registrant have not changed significantly from the quarter ended March 31, 2002.

Financial condition

Liquidity

At May 1, 2003, the Registrant had approximately $290,422.73 cash. These funds are expected to be sufficient to fund operations through 2003.

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

Contractual Obligations and Commitments

At March 31, 2003, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At March 31, 2003, the Partnership had no restricted cash balances. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At March 31, 2003 and December 31, 2002, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in footnote B to the financial statements.

PART II. OTHER INFORMATION

Item 4. DISCLOSURE CONTROL AND PROCEDURES

As of May 7, 2003, under the supervision and with the participation of the Partnership's Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the CEO and CFO, concluded that the Partnership's disclosure controls and procedures were effective as of May 7, 2003. There were no significant changes in the Partnership's internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)

Description

Exhibit

Number

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

(b)

Form 8-K filed on April 17, 2003 states a change in the Registrant's accounting firm. In a letter dated April 4 2003 and received by the Registrant on April 10, 2003, KPMG LLP ("KPMG") declined to stand for re-election as independent public accountants for the Registrant.

The audit reports issued by KPMG on the financial statements of the Registrant as of and for the years ended December 31, 2002 and December 31, 2001, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified, as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years ended December 31, 2002 and December 31, 2001, and the subsequent interim period from January 1, 2003 through April 4 2003, there have been no disagreements between the Registrant and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter thereof in its report on the Registrant's consolidated financial statements for such periods.

During the two most recent fiscal years and through April 4 2003, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On April 17, 2003, the Partnership retained the services Crowe Chizek and Company LLC as the Partnership's auditors for the year ended December 31, 2003. The decision to change accounting firms was recommended and approved by the Board of Directors of 222 Partners, Inc., general partner of 222 LMR, Ltd., General Partner of LMR Land Company, Ltd. During the fiscal years ended December 31, 2002 and December 31, 2001 and through April 17, 2003, the Registrant has not consulted Crowe Chizek and Company LLC regarding any matters described in, and required to be disclosed pursuant to, Item 304(a)(2)(i) and (ii) of Regulation S-K.

LMR LAND COMPANY, LTD.

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of LMR Land Company LTD on Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven D. Ezell, Chief Executive Officer of the LMR Land Company Ltd., certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 15, 2003 Steven D. Ezell

Chief Executive Officer

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of LMR Land Company LTD on Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Hartley, Chief Financial Officer of LMR Land Company LTD, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 15, 2003 Michael A. Hartley

Chief Financial Officer

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
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; ;and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date: May 15, 2003 Steven D. Ezell

Chief Executive Officer

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
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; ;and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date: May 15, 2003 Michael A. Hartley

Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on  its behalf by the undersigned, thereunto duly authorized.

LMR LAND COMPANY, LTD.

By: 222 LMR, LTD.

General Partner

By:222 PARTNERS, INC.

General Partner
Date: May 15, 2003	By:/s/ Steven D. Ezell
President

Date: May 15, 2003	By:/s/ Michael A. Hartley
Secretary/Treasurer