Form 10-Q
period 2003-06-30
LMR LAND CO LTD /TN/
filed 2003-08-13
CIK 809938

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended

June 30, 2003

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

YES X NO ___

PART I. FINANCIAL INFORMATION

LMR LAND COMPANY, LTD.

(A Tennessee Limited Partnership)

FINANCIAL STATEMENTS

For The Six months Ended June 30, 2003 and 2002

(Unaudited)

INDEX

LMR LAND COMPANY, LTD.

(A Limited Partnership)

BALANCE SHEETS

	June 30, 2003	December 31, 2002
ASSETS

Cash	287,695	311,060
Land and improvements held for investment	730,045	730,045

Total Assets	1,017,740	1,041,105

LIABILITIES AND PARTNERS' EQUITY

Due to affiliate	6,186	12,136
Accounts payable	7,500	1,000
Property taxes payable	17,000	-

Total Liabilities	30,686	13,136

Partners' equity:

Limited partners, 7,500 units outstanding	987,054	1,027,969
General partner	-	-

Total partners' equity	987,054	1,027,969

Total liabilities and partners' equity	1,017,740	1,041,105

LMR LAND COMPANY, LTD.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,
	2003	2002	2003	2002
Revenue

Other income	$-	$-	$100	$22

Total revenues	0	0	100	22

Expenses

Property taxes	8,500	8,166	17,000	16,378
Management fees	3,500	3,500	7,000	7,000
Legal and accounting fees	4,034	20,703	7,284	23,453
General and administrative expenses	4,206	1,714	8,331	7,465
Other operating expenses	1,400	1,181	1,400	1,181

Total expenses	<21,640>	<35,264>	<41,015>	<55,477>

Net loss	$(21,640)	$(35,264)	$(40,915)	$(55,455)

Net loss per limited partner unit	$(2.89)	$(4.70)	$(5.46)	$(7.39)
(7,500 units outstanding)

LMR LAND COMPANY, LTD.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:

Net loss	$(40,915)	$(55,455)
Adjustments to reconcile net loss to net cash from operating activities:
Decrease in restricted cash	-	11,327
Property taxes payable	17,000	16,332
Increase in accounts payable	6,500	8,818
Decrease in due to affiliate	(5,950)	-

Net cash from operating activities	(23,365)	(18,978)

Net decrease in cash	(23,365)	(18,978)

Cash at beginning of period	311,060	381,088
Cash at end of period	$287,695	$362,110

LMR LAND COMPANY, LTD.

(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Six months Ended June 30, 2003 and 2002

(Unaudited)

A.BUSINESS

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

B.ACCOUNTING POLICIES

The unaudited financial statements presented herein have been  prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2002.  In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six-month period ended June 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003.

C.RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months were as follows:

	2003	2002

Management fees	$ 7,000	$ 7,000
Accounting fees	12,268	11,855

D. COMPREHENSIVE INCOME

During the six-month periods ended June 30, 2003, and 2002, the Partnership had no components of other comprehensive  income. Accordingly, comprehensive loss for each of the periods was the same as net loss.

LMR LAND COMPANY, LTD.

(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Six months Ended June 30, 2003 and 2002

(Unaudited)

E. IMPAIRMENT

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

Item 2: Management's Discussion and analysis of financial condition and results of operations

Results of operations for the quarter ended June 30, 2003.

There have been no land sales during the first six-month period of 2003. Overall operations of the Registrant have not changed significantly from the quarter ended June 30,2002, except for the decrease in legal and accounting fees due to the change in principal accountants..

Financial condition

Liquidity

At July 31, 2003, the Registrant had approximately $282,755 cash. These funds are expected to be sufficient to fund operations through 2003.

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

Contractual Obligations and Commitments

At June 30, 2003, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At June 30, 2003, the Partnership had no restricted cash balances. The Partnership may borrow from the General Partner in order to meet cash flow needs and may defer amounts payable to the General Partner for management fees or other services until cash is available. At June 30, 2003 and December 31, 2002, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in footnote B to the financial statements.

PART II. OTHER INFORMATION

Item 4. DISCLOSURE CONTROL AND PROCEDURES

As of July 31, 2003, under the supervision and with the participation of the Partnership's Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the CEO and CFO, concluded that the Partnership's disclosure controls and procedures were effective as of July 31, 2003. There were no significant changes in the Partnership's internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)

Description

Exhibit

Number

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of LMR Land Company, Ltd. on August 14, 2003.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of LMR Land Company, Ltd. on August 14, 2003.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of LMR Land Company, Ltd. on August 14, 2003.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of LMR Land Company, Ltd. on August 14, 2003.

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

LMR LAND COMPANY, LTD.

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002.

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

I, Steven D. Ezell, certify that:

  I have reviewed this report on Form 10-Q of LMR Land Company LTD.
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-145(e) and15d-145(e)) for the registrant and have;
    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect the registrant's internal control over financial reporting; and
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);
    All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting;

Date: August 14, 2003 Steven D. Ezell

Chief Executive Officer

LMR LAND COMPANY, LTD.

Exhibit 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002.

CERTIFICATE OF CHIEF FINANCIAL OFFICER

I, Michael A. Hartley, certify that:

  I have reviewed this report on Form 10-Q of LMR Land Company LTD.
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-145(e) and15d-145(e)) for the registrant and have;
    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and
    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect the registrant's internal control over financial reporting; and
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);
    All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting;

Date: August 14, 2003 Michael A. Hartley

Chief Financial Officer

LMR LAND COMPANY, LTD.

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of LMR Land Company LTD on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven D. Ezell, Chief Executive Officer of the LMR Land Company Ltd., certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2003 Steven D. Ezell

Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of LMR Land Company LTD on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Hartley, Chief Financial Officer of LMR Land Company LTD, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2003 Michael A. Hartley

Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on  its behalf by the undersigned, thereunto duly authorized.
LMR LAND COMPANY, LTD.

By: 222 LMR, LTD.
General Partner

By: 222 PARTNERS, INC.
General Partner

Date: August 14, 2003	By:/s/ Steven D. Ezell
President

Date: August 14, 2003	By:/s/ Michael A. Hartley
Secretary/Treasurer