Form 10-Q
period 2003-09-30
LMR LAND CO LTD /TN/
filed 2003-11-14
CIK 809938

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended

September 30, 2003

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

YES X NO ___

PART I. FINANCIAL INFORMATION

LMR LAND COMPANY, LTD.

(A Tennessee Limited Partnership)

FINANCIAL STATEMENTS

For The Nine months Ended September 30, 2003 and 2002

(Unaudited)

INDEX

LMR LAND COMPANY, LTD.

(A Limited Partnership)

BALANCE SHEETS

	September 30, 2003	December 31, 2002
ASSETS	(Unaudited)

Cash	267,018	311,060
Land and improvements held for sale	730,045	730,045

Total Assets	997,063	1,041,105

LIABILITIES AND PARTNERS' EQUITY

Accounts payable	19,846	13,136
Property taxes payable	25,500	0

Total liabilities	45,346	13,136

Partners' equity:

Limited partners, 7,500 units outstanding	951,717	1,027,969
General partner	0	0

Total partners' equity	951,717	1,027,969

Total liabilities and partners' equity	997,063	1,041,105

LMR LAND COMPANY, LTD.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue:
Interest income	0	0	0	23
Other income	250	0	350	0

Total revenues	250	0	350	23

Expenses
Property taxes	20,040	8.166	37,040	24,544
Management fees	3,500	3,500	10,500	10,500
Professional fees	11,034	6,159	18,318	34,512
General and administrative expenses	1,013	364	9,344	2,929
Other operating expenses	0	0	1,400	1,181

Total expenses	35,587	18,189	76,602	73,666

Net loss	<35,337>	<18,189>	<76,252>	<73,644>

Net loss per limited partner unit	$(4.71)	$(2.43)	$(10.17)	$(9.82)
Limited partner units outstanding	7,500	7,500	7,500	7,500

LMR LAND COMPANY, LTD.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ending September 30,
	2003	2002
Cash flows from operating activities:

Net loss	(76,252)	(73,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in restricted cash	0	11,327
Increase in accounts payable	6,710	4,477
Increase in property tax payable	25,500	7,502

Net cash used in operating activities	(44,042)	(50,337)

Net decrease in cash	(44,042)	(50,337)

Cash at beginning of period	311,060	381,087
Cash at end of period	267,018	330,750

LMR LAND COMPANY, LTD.

(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2003 and 2002

(Unaudited)

A. BUSINESS

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

B. ACCOUNTING POLICIES

The unaudited financial statements presented herein have been  prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2002.  In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine-month period ended September 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003.

C. RELATED PARTY TRANSACTIONS

The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

	2003	2002

Management fees	$10,500	$10,500
Accounting fees	12,768	21,112

D. COMPREHENSIVE INCOME

During the nine-month periods ended September 30, 2003, and 2002, the Partnership had no components of other comprehensive  income. Accordingly, comprehensive loss for each of the periods was the same as net loss.

LMR LAND COMPANY, LTD.

(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Nine months Ended September 30, 2003 and 2002

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

Item 2: Management's Discussion and analysis of financial condition and results of operations

Results of operations for the quarter ended September 30, 2003.

There have been no land sales during the first nine-month period of 2003. Overall operations of the Registrant have not changed significantly from the quarter ended June 30,2002. The decrease in legal and accounting fees is due to the change in principal accountants and the increase in property taxes is due to higher land values..

Financial condition

Liquidity

At October 31, 2003, the Registrant had approximately $266,686 in cash. These funds are expected to be sufficient to fund operations through 2003.

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

Contractual Obligations and Commitments

At September 30, 2003, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At September 30, 2003, the Partnership had no restricted cash balances. The Partnership may borrow from the General Partner in order to meet cash flow needs and may defer amounts payable to the General Partner for management fees or other services until cash is available. At September 30, 2003 and December 31, 2002, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in footnote B to the financial statements.

PART II. OTHER INFORMATION

Item 4. DISCLOSURE CONTROL AND PROCEDURES

As of October 31, 2003, under the supervision and with the participation of the Partnership's Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the CEO and CFO, concluded that the Partnership's disclosure controls and procedures were effective as of October 31, 2003. There were no significant changes in the Partnership's internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)

Description

Exhibit

Number

  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of LMR Land Company, Ltd. on November 14, 2003.
  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of LMR Land Company, Ltd. on November 14, 2003.
  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the Chief Executive Officer of LMR Land Company, Ltd. on November 14, 2003.
  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Chief Financial Officer of LMR Land Company, Ltd. on November 14, 2003.

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

Date: November 14, 2003 Steven D. Ezell

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

Date: November 14, 2003 Michael A. Hartley

Chief Financial Officer

LMR LAND COMPANY, LTD.

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of LMR Land Company LTD on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven D. Ezell, Chief Executive Officer of the LMR Land Company Ltd., certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2003 Steven D. Ezell

Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of LMR Land Company LTD on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Hartley, Chief Financial Officer of LMR Land Company LTD, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2003 Michael A. Hartley

Chief Financial Officer

SIGNATURES

17Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on  its behalf by the undersigned, thereunto duly authorized.
LMR LAND COMPANY, LTD.
By: 222 LMR, LTD.
General Partner
By: 222 PARTNERS, INC.
General Partner

Date: November 14, 2003	By: Steven D. Ezell
President
Date: November 14, 2003	By: Michael A. Hartley
Secretary/Treasurer