Form 10-K
period 2003-12-31
LMR LAND CO LTD /TN/
filed 2004-03-30
CIK 809938

Index

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended

December 31, 2003
or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______to_______

Commission File Number 33-11396-A

LMR LAND COMPANY, LTD.
(Exact name of Registrant as specified in its charter)

Tennessee	62-1299384
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3310 West End Avenue Suite 490 Nashville, Tennessee	37203
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(615) 292-1040

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTEREST
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X

The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $7,500,000 as of March 30, 1987.  This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public.  There is no current market for these Units.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference in Part IV:

Prospectus of Registrant, dated April 1, 1987, as filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

Index

PART I	PARTI
PART II	PARTII
PART III	PARTIII
PART IV	PARTIV

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

Narrative Description of Business

At December 31, 2003, the Registrant has available for sale approximately 30 acres of land in Macon, Georgia (the "Property). The property is located at Eisenhower Crossing at the intersection of Eisenhower Crossings Parkway and Log Cabin Road, southwest of downtown Macon. Eisenhower Crossing is a large strip center development featuring Target, Kroger and Best Buy as the anchor tenants. The property is zoned for retail, service center and service warehouse type uses. Municipal gas, electricity, water, and sewer serve the property. Although there is some competition for retail sites in the area, competitor sites are smaller and not as close to the new development.

The Registrant has no employees. Management services are being provided under a contractual agreement with Landmark Realty Services Corporation, an affiliate of the General Partner.

Item 2. Properties

As of December 31, 2003, the Registrant owned approximately 30 acres of undeveloped land. For further information concerning the Property, reference is made to Item 1.

Item 3. Legal Proceedings

Registrant is not a party to, nor is any of Registrant's property the subject of, any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

The security holders of Registrant did not vote on any matter during the fiscal year covered by this report.

Index

PART II

Item 5. Market for Registrant's Units of Limited Partnership Interest and Related Security Holder Matters

There is no established market for the Units and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on April 1, 1987 of 7,500 Units of Limited Partnership Interests. The offering of $7,500,000 was fully subscribed and closed on June 8, 1987. As of February 28, 2004 there were 598 holders of record of the 7,500 Units of Limited Partnership Interests.

There were no distributions during the years ended December 31, 2003, 2002 or 2001 There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Registrant's Limited Partnership Agreement.

Item 6. Selected Financial Data
	For the Years ended December 31,
	2003	2002	2001	2000	1999
Total Revenue	$1,357	$2,985	$25,780	$5,126,946	$131,336
Net (loss) income	($93,834)	(91,490)	(44,395)	5,050,876	2,017
Net (loss) income per limited partner unit	($12.51)	(12.20)	(5.92)	671.90	0.27
Total assets	$954,397	1,041,105	1,122,459	1,182,885	2,892,335
Cash distributions per limited partner unit	-	-	-	900.00	-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales

There were no sales of property during the years ended December 31, 2003, 2002 or 2001.

Analysis of Operations

There have been no significant fluctuations in the Registrant's operations except for a decrease in legal and accounting fees and an increase in property tax expense. The increase in property taxes is due to higher land values.

Financial Condition

As of February 28, 2004 the Registrant had a cash balance of $118,071. The General Partner believes this cash balance is sufficient to meet the needs of the Registrant for the year 2004.

Critical Accounting Policies

As discussed in Note 1 to the financial statements, land and improvements held for sale is reported at the lower of carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the Fair Value. Based upon management's analysis of the land and improvements held for sale, no impairment charge was necessary at December 31, 2003.

Contractual Obligations and Commitments

At December 31, 2003, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At December 31, 2003, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in footnote 3 to the financial statements.

Recently Issued Accounting Standards

During 2003, the Registrant adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company's operating results or financial condition.

In December 2003, the FASB revised Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation 46, as revised in December 2003, changes the accounting model for consolidation from one based on consideration of control through voting interests. The decision to consolidate an entity will now also consider whether that entity has sufficient equity at risk to enable it to operate without additional financial support, whether the equity owners in that entity lack the obligation to absorb expected losses or the right to receive residual returns of the entity, or whether voting rights in the entity are not proportional to the equity interest and substantially all the entity's activities are conducted for an investor with few voting rights.  The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Registrant will consolidate or disclose information about variable interest entities. The application of this Interpretation has not had a material effect on the Registrant's financial statements.

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

The audit reports issued by KPMG on the consolidated financial statements of the Registrant as of and for the years ended December 31, 2002 and December 31, 2001, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified, as to uncertainty, audit scope or accounting principles.

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

The Registrant requested KPMG to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter is filed as Exhibit 16.1 to this Current Report on Form 8-K.

The Registrant has appointed Crowe Chizek and Company LLC as its new independent public accountants effective as of April 17 2003. The selection of Crowe Chizek and Company LLC was approved by the Board of Directors of the General Partner of the Registrant on April 17 2003. During the fiscal years ended December 31, 2002 and December 31, 2001 and through April 17, 2003, the Registrant has not consulted Crowe Chizek and Company LLC regarding any matters described in, and required to be disclosed pursuant to, Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9(a). Controls and Procedures

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

Index

PART III

Item 10. Directors and Executive Officers of the Registrant

Registrant does not have any directors or officers. 222 LMR, Ltd. is the General Partner. 222 Partners, Inc. is the general partner of 222 LMR, Ltd. and as such has general responsibility and ultimate authority in matters affecting the Registrant's business.

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

The officers and directors of 222 Partners, Inc. are as follows:

W. Gerald Ezell

W. Gerald Ezell, age 74, serves on the Board of Directors of 222 Partners, Inc. Mr. Ezell is also a general partner of affiliated limited partnerships, which own various real estate properties. Until November 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

Steven D. Ezell

Steven D. Ezell, age 51, is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation.  He was for the prior four years involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald Ezell.

Michael A. Hartley

Michael A. Hartley, age 44, is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period.  Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York- based real estate investment firm.

Item 11. Executive Compensation

During 2003, 2002, and 2001 Registrant was not required to and did not pay remuneration to any executives, partners of General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

The General Partner does participate in the profits, losses and distributions of the Registrant as set forth in the Partnership agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

As of January 31, 2004, no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the Units of the Registrant.

There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions

No affiliated entities have, for the year ending December 31, 2003, earned or received compensation or payments for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates, which were less than $60,000, refer to Note 3 of Financial Statements in Item 8.

Item 14. Principal Accountant Fees and Services

Audit Related Fees

Our principal accountants billed us an aggregate of $13,000 in fees and expenses for professional services rendered in connection with the audits of our financial statements for the calendar years ended December 31, 2003, and reviews of the financial statements included in our quarterly reports on Form 10-Q during such calendar year. Our former accountants billed us $10,000 in fees and expenses for professional services rendered in connection with the audits of our financial statements for the calendar years ended December 31, 2002, and reviews of the financial statements included in our quarterly reports on Form 10-Q during such calendar year.

Our principal accountants did not bill us any additional fees that are not disclosed under audit fees in each of the last two calendar years for assurance and related services that are reasonably related to the performance of our audit or review of our financial statements.

Tax Fees

No tax fees were paid to our principal accountants or our former accountants for tax compliance, tax advice and tax planning during calendar years ended December 31, 2003 and 2002.

All Other Fees

No other fees were paid to our principal accountants or former accountants during calendar years ended December 31, 2003 and 2002 for products and services other than those products and services described above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Because the Registrant's units of Limited Partnership are not traded, the General Partner acts as the audit committee. The General Partner pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services.

Index

Part IV

Item 15. Exhibits, Financial Statement schedules and Reports on Form 8-k
(a)	(1)	The following Financial Statements are included herein:		page
		Independent Auditors' Reports		9
		Financial Statements:
		Balance Sheets		11
		Statements of Operations		12
		Statements of Partners' Equity		13equity
		Statements of Cash Flows		14
		Notes to Financial Statements		15
	(2)	Financial Statement Schedule
		Independent Auditors' Reports		18
		Schedule III- Real Estate and Accumulated Depreciation		20
	(3)	Exhibits
		3

Amended and Restated Certificate and Agreement of Limited Partnership incorporated by reference to Exhibit A to the Prospectus of Registrant dated April 1, 1987 filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

		22	Subsidiaries-Registrant has no subsidiaries
		31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on March 30, 2004.	23
		31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Vice president of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on March 30, 2004	24
		32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President and by Michael A. Hartley, the Vice President of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on March 30, 2004	25
(b)	No reports on Form 8-K have been filed during the last quarter of 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LMR LAND COMPANY, LTD.
By: 222 LMR, Ltd.
General Partner
By: 222 Partners, Inc.
General Partner
DATE: March 30, 2004	By: /s/Steven D. Ezell
President and Director
DATE: March 30, 2004	By: /s/Michael A. Hartley
Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

LMR LAND COMPANY, LTD.
By: 222 LMR, Ltd.
General Partner
By: 222 Partners, Inc.
General Partner
DATE: March 30, 2004	By: /s/Steven D. Ezell
President and Director
DATE: March 30, 2004	By: /s/Michael A. Hartley
Secretary/Treasurer

Supplemental Information to be Furnished with Reports filed Pursuant to Section 15(d) of the Act by Registrant Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material has been sent to security holders.

INDEPENDENT AUDITORS' REPORT

The Partners

LMR Land Company, Ltd.:

We have audited the accompanying balance sheet of LMR Land Company, Ltd. (a limited partnership) as of December 31, 2003, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LMR Land Company, Ltd. at December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Crowe Chizek and Company LLC

Brentwood, Tennessee

January 30, 2004

Independent Auditors' Report

The Partners

LMR Land Company, Ltd.:

We have audited the accompanying balance sheet of LMR Land Company, Ltd. (a limited partnership) as of December 31, 2002, and the related statements of operations, partners' equity, and cash flows for each of the years in the two year period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LMR Land Company, Ltd. at December 31, 2002, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Nashville, Tennessee

February 1, 2003

Part IV

LMR LAND COMPANY, LTD.
(A Limited Partnership)
Balance Sheets
December 31, 2003 and 2002

	December 31,
	2003	2002
ASSETS
Cash	$224,350	$311,060
Land and improvements held for sale	730,045	730,045
Total Assets	$954,395	$1,041,105

LIABILITIES AND PARTNERS' EQUITY
Accounts payable	$20,260	$1,000
Accrued expenses due to affiliate	--	12,136
Total Liabilities	20,260	13,136
Partners' equity:
Limited partners, 7,500 units outstanding	934,135	1,027,969
General partner	-	-
Total partners' equity	934,135	1,027,969

Total liabilities and partners' equity	$954,395	$1,041,105

See accompanying notes to financial statements.

Part IV

LMR LAND COMPANY, LTD.
(A Limited Partnership)
Statements of Operations
Years ended December 31, 2003, 2002, and 2001

	For the years ending December 31,
	2003	2002	2001
Other Income
Interest income	$1,007	$2,985	$12,425
Other income	350	--	13,355
Total Income	1,357	2,985	25,780
Expenses
Property taxes	47,023	34,378	22,604
Management fees	14,000	14,000	14,000
Legal and accounting fees	26,052	35,771	26,799
Other operating expenses	8,116	10,326	6,772
Total Expenses	95,191	94,475	70,175
Net loss	$(93,834)	$(91,490)	$(44,395)
Net loss allocated to:
Limited partners	$(93,834)	$(91,490)	$(44,395)
General partner	--	--	--
Net loss per limited partner unit	$(12.51)	$(12.20)	$(5.92)
weighted average units outstanding	7,500	7,500	7,500

See accompanying notes to financial statements.

 Part IV

LMR LAND COMPANY, LTD.
(A Limited Partnership)
Statements of Partners' Equity
Years ended December 31, 2003, 2002, and 2001

		Limited Partners	General Partner
	Units	Amount	Amount	Total
Balance at December 31, 2000	7,500	$1,163,854	$--	$1,163,854
Net loss		(44,395)	--	(44,395)
Balance at December 31, 2001	7,500	1,119,459	--	1,119,459
Net loss		(91,490)	--	(91,490)
Balance at December 31, 2002	7,500	1,027,969	--	1,027,969
Net loss		(93,834)	--	(93,834)
Balance at December 31, 2003	7,500	$934,135	--	$934,135

See accompanying notes to financial statements.

 Part IV

LMR LAND COMPANY, LTD.
(A Limited Partnership)
Statements of Cash Flows
Years ended December 31, 2003, 2002, and 2001

For the year ending December 31,
2003		2002	2001
Cash flows from operating activities:
Net loss	$(93,834)	$(91,490)	$(44,395)
Adjustments to reconcile net loss to net cash used by operating activities:
Decrease (increase) in restricted cash	--	11,327	(804)
Increase (decrease) in accounts payable	7,124	10,136	(5,928)
Decrease in property tax payable	--	--	(10,103)
Net cash used by operating activities	(86,710)	(70,027)	(61,230)
Net decrease in cash	(86,710)	(70,027)	(61,230)
Cash at beginning of period	311,060	381,087	442,317
Cash at end of period	$224,350	$311,060	$381,087

See accompanying notes to financial statements.

 Part IV

LMR Land Company, Ltd.
(A Limited Partnership)
Notes to Financial Statements
December 31, 2003 and 2002

  Summary of Significant Accounting Policies

    Organization

    LMR Land Company, Ltd. (the Partnership) is a Tennessee Limited Partnership that was originally organized on December 22, 1986, to acquire, hold for investment, and sell certain undeveloped land located in Lebanon, Tennessee and Macon, Georgia. At December 31, 2003, the Partnership has 32 acres of undeveloped land in Macon, Georgia available for sale. The General Partner is 222 LMR, Ltd. The general partner of the General Partner is 222 Partners, Inc. The Partnership prepares its financial statements and Federal income tax returns on the accrual method and includes only those assets, liabilities and results of operations, which relate to the business of the Partnership.

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

    Partnership distributions are allocated to the limited partners in an amount equal to their preferred return (12% annual cumulative return on capital contributed) to the extent unpaid to date. Any remaining distributions are allocated 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to their adjusted capital contributions, and thereafter, 72.5% to the limited partners and 27.5% to the General Partner. Cumulative unpaid preferred returns are $2,209,899 and $1,574,142 at December 31, 2003 and 2002, respectively.

    Income Taxes

No provision has or will be made for Federal income taxes since such taxes are the personal responsibility of the partners. Annually, the partners receive, from the Partnership IRS Form K-1's that provide them with their respective share of taxable income or losses, deductions, and other tax related information. The partnership pays state taxes on earnings from Tennessee operations.

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

    Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years 2003, 2002, and 2001, the Partnership had no components of other comprehensive loss. Accordingly, comprehensive loss for each of the periods was the same as net loss.

    Recently Issued Accounting Standards

During 2003, the Partnership adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company's operating results or financial condition.

In December 2003, the FASB revised Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation 46, as revised in December 2003, changes the accounting model for consolidation from one based on consideration of control through voting interests. The decision to consolidate an entity will now also consider whether that entity has sufficient equity at risk to enable it to operate without additional financial support, whether the equity owners in that entity lack the obligation to absorb expected losses or the right to receive residual returns of the entity, or whether voting rights in the entity are not proportional to the equity interest and substantially all the entity's activities are conducted for an investor with few voting rights.  The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Registrant will consolidate or disclose information about variable interest entities. The application of this Interpretation has not had a material effect on the Registrant's financial statements.

  Land and Improvements Held for Sale

Land and improvements held for sale at December 31, 2003 and 2002 was $730,045. The aggregate cost for Federal income tax purposes for the land held for sale was $730,045 at December 31, 2003 and 2002.

  Related Party Transactions

The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees as consideration for performing certain services. Expenses incurred for these services during the years ended December 31, 2003, 2002, and 2001 are as follows:

	2003	2002	2001
Accounting Fees	$12,136	$24,021	$13,050
Management fees	14,000	14,000	14,000

 Part IV

INDEPENDENT AUDITORS' REPORT

The Partners

LMR Land Company, Ltd.:

Our report on our audit of the 2003 basic financial statements of LMR Land Company, Ltd. appears elsewhere herein. That audit was conducted for the purpose of forming an opinion on the 2003 basic financial statements taken as a whole. The 2003 Schedule III, Real Estate and Accumulated Depreciation is presented for purposes of additional analysis and is not a required part of the basic financial statements. The 2003 information has been subjected to the auditing procedures applied in the audit of the basic 2003 financial statements and, in our opinion, such information is fairly stated in all material respects in relation to the 2003 basic financial statements taken as a whole.

Crowe Chizek and Company LLC

Brentwood, Tennessee

January 30, 2004

Independent Auditors' Report

The Partners

LMR Land Company, Ltd.:

Under date of February 1, 2003, we reported on the balance sheet of LMR Land Company, Ltd. as of December 31, 2002, and the related statements of operations, partners' equity, and cash flows for each of the years in the two-year period ended December 31, 2002. These financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the 2002 and 2001 information in the related financial statement Schedule III, Real Estate and Accumulated Depreciation. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such 2002 and 2001 information in the financial statement schedule, when considered in relation to the 2002 and 2001 basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Nashville, Tennessee

February 1, 2003

Part IV

LMR LAND COMPANY, LTD.

(A Limited Partnership)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2003

		Initial Cost to Partnership		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period			Accumulated depreciation	Date of construction	Date acquired
Description	Encumbrances	Land	Buildings and improvements	Improvements	Carrying costs	Land	Buildings and improvements	Total
30 acres of land in Macon, GA	none	$730,045	--	--	--	730,045	--	730,045	N/A	None	Acquired in portions between 1987 and 1993.*

*Assets scheduled above represents land, therefore accumulated depreciation and depreciable lives are non-applicable.

LMR LAND COMPANY, LTD.

(A Limited Partnership)

Schedule III (Continued)

Real Estate and Accumulated Depreciation

December 31, 2003, 2002 and 2001

	2003	2002	2001
(1) Balance at beginning of period	$730,045	$ 730,045	$ 730,045
Additions during period:
Improvements	-	--	--
Purchase of land	-	--	--
Deductions during period:
Cost of real estate sold	-	--	--

Balance at close of period	$730,045	$730,045	$ 730,045

(2) Aggregate cost for Federal income tax purposes	$730,045	$ 730,045	$ 730,045

See accompanying independent auditors' reports.

Part IV

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

31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on March 30, 2004.

31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Vice president of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on March 30, 2004.

32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President and by Michael A. Hartley, the Vice President of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on March 30, 2004

 Exhibit 31.1

CERTIFICATION

I, Steven D. Ezell, certify that:

1.     I have reviewed this annual report on Form 10-K of LMR Land Company, Ltd

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

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure and control procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the Registrant's fourth quarter in the case of this report) that has materially affected, or is reasonably likely to materially affect, the registant's internal control over financial reporting; and

5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

LMR LAND COMPANY, LTD By: 222 LMR, Ltd, general parnter
By: 222 Partners, Inc.
General Partner of 222 LMR, Ltd
DATE: March 30, 2004	By:/s/ Steven D. Ezell
President and chief executive officer

Part IV

Exhibit 31.2

CERTIFICATION

I, Michael A Hartley, certify that:

1.     I have reviewed this annual report on Form 10-K of LMR Land Company, Ltd

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

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure and control procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the Registrant's fourth quarter in the case of this report) that has materially affected, or is reasonably likely to materially affect, the registant's internal control over financial reporting; and

5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting. .

LMR LAND COMPANY, LTD
By: 222 LMR, LTD, General Partner
By: 222 Partners, Inc., general partner of 222 LMR, Ltd.
DATE: March 30, 2004	By:/s/ Michael A. Hartley
Vice President and chief financial officer

 Part IV

EXHIBIT 32

SECTION 1350 CERTIFICATIONS

To my knowledge, this Report on Form 10-K for the year ended December 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of LMR Land Company, Ltd

LMR LAND COMPANY, LTD
By: 222 LMR, LTD., General Partner
By: 222 Partners, Inc., general partner of 222 LMR, Ltd.
Date: March 30, 2004	By:/s/ Steven D. Ezell
President and chief executive officer
Date: March 30, 2004	By:/s/ Michael A. Hartley
Vice president and chief financial officer

Part IV