Form 10-Q
period 2004-03-31
LMR LAND CO LTD /TN/
filed 2004-05-14
CIK 809938

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended

March 31, 2004

Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _____________

Commission File Number: 33-11396-A

LMR LAND COMPANY, LTD.

(Exact name of Registrant as specified in its charter)
Tennessee	62-1299384
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)
3310 West End Ave., Suite 490, Nashville, TN	37203
(Address of principal executive office)	(Zip Code)

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

YES X NO ___

PART I. FINANCIAL INFORMATION

LMR LAND COMPANY, LTD.

(A Tennessee Limited Partnership)

FINANCIAL STATEMENTS

For The Three Months Ended March 31, 2004 and 2003

(Unaudited)

INDEX
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of March 31, 2004 and December 31, 2003
Statements of Operations for the three months ended March 31, 2004 and 2003
Statements of Cash Flows for the three months ended March 31, 2004 and 2003
Notes to Financial Statements for the three months ended March 31, 2004 and 2003
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION
Item 4 Disclosure controls and procedures
Item 6. Exhibits and reports on Form 8-K
Signatures

index

LMR LAND COMPANY, LTD.

(A Limited Partnership)

BALANCE SHEETS

	March 31, 2004	December 31, 2003
ASSETS

Cash	$211,070	$224,352
Land and improvements held for sale	730,045	730,045

Total assets	$941,115	$954,397

LIABILITIES AND PARTNERS' EQUITY

Accounts payable	$21,994	$20,261
Property taxes payable	8,783	0

Total liabilities	30,777	20,261

Partners' equity:

Limited partners, 7,500 units outstanding	910,338	934,135
General partner	0	0

Total partners' equity	910,338	934,135

Total liabilities and partners' equity	$941,115	$954,396

index

LMR LAND COMPANY, LTD.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2004	2003
REVENUE:

Interest income	$402	$0
Other income	0	100

Total revenues	402	100

EXPENSES:

Property taxes	8,878	8,500
Management fees	3,500	3,500
Legal and accounting fees	6,159	3,250
General and administrative expenses	5,662	4,125

Total expenses	(24,199)	(19,375)

Net loss	$(23,797)	$(19,275)

index

LMR LAND COMPANY, LTD.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:

Net loss	$(23,797)	$(19,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in property taxes payable	8,783	8,500
Increase in accounts payable	1,732	6,159

Net cash used by operating activities	(13,282)	(4,616)

Net decrease in cash	(13,282)	(4,616)

Cash at beginning of period	224,352	311,061
Cash at end of period	$211,070	$306,445

index

LMR LAND COMPANY, LTD.

(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

A. Accounting Policies

The unaudited financial statements presented herein have been  prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2003.  In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ended March 31, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004.

B. Related Party Transactions

The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first three months were as follows:

	2004	2003
Management fees	$ 3,500	$ 3,500
Accounting fees	2,909	2,909

C. Comprehensive Income

During the three-month periods ended March 31, 2004 and 2003, the Partnership had no components of other comprehensive  income. Accordingly, comprehensive loss for each of the periods was the same as net loss.

  Impairment

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

index

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the quarter ended March 31, 2004.

There have been no land sales during the first quarter of 2004. Overall operations of the Registrant have not changed significantly from the quarter ended March 31, 2003.

Financial Condition and Liquidity

At April 30, 2004, the Registrant had approximately $109,161 cash. These funds are expected to be sufficient to fund operations through 2004.

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

Contractual Obligations and Commitments

At March 31, 2004, the Partnership had no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At March 31, 2004, the Partnership had no restricted cash balances. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At March 31, 2004 and December 31, 2003, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in Note B to the financial statements.

index

PART II. OTHER INFORMATION

Item 4. Disclosure controls and procedures

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

There have been no significant changes in the Registrant's internal controls.

index

Item 6. Exhibits and reports on Form 8-K

Description

Exhibit

Number

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on May 14, 2004.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Vice president of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd, on May 14, 2004.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on May 14, 2004.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Vice president of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on May 14, 2004.

(b) The Registrant has not filed a Form 8-K during the three-month period ending March 31, 2004.

exhibit

LMR LAND COMPANY, LTD.

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002.

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

I, Steven D. Ezell, certify that:

  I have reviewed this quarterly report on Form 10-Q of LMR Land Company, Ltd.

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

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and15d-15(e) for the registrant and have;

    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

LMR Land Company, Ltd.
	By:	222 LMR, Ltd
General Partner
		By:	222 PARTNERS, INC.
general partner
Date: May 14, 2004			By	Steven D. Ezell
President

exhibit

LMR LAND COMPANY, LTD.

Exhibit 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002.

CERTIFICATE OF CHIEF FINANCIAL OFFICER

I, Michael A. Hartley, certify that:

  I have reviewed this quarterly report on Form 10-Q of LMR Land Company, Ltd.

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

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and15d-15(e) for the registrant and have;

    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

LMR Land Company, Ltd.
	By:	222 LMR, Ltd
General Partner
		By:	222 PARTNERS, INC.
general partner
Date: May 14, 2004			By	Michael A. Hartley
Vice president

exhibit

LMR LAND COMPANY, LTD.

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

In connection with the Report of LMR Land Company, Ltd. on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven D. Ezell, President of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd., certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2003, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

LMR Land Company, Ltd.
	By:	222 LMR, Ltd
General Partner
		By:	222 PARTNERS, INC.
general partner
Date: May 14, 2004			By	Steven D. Ezell
President

exhibit

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of LMR Land Company, Ltd. on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Hartley, the Vice president of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

LMR Land Company, Ltd.
	By:	222 LMR, Ltd
General Partner
		By:	222 PARTNERS, INC.
general partner
Date: May 14, 2004			By	Michael A. Hartley
Vice president

index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on  its behalf by the undersigned, thereunto duly authorized.

LMR LAND COMPANY, LTD.

By: 222 LMR, LTD.

General Partner

By:222 PARTNERS, INC.

General Partner
Date: May 14, 2004	By:/s/ Steven D. Ezell
President

Date: May 14, 2004	By:/s/ Michael A. Hartley
Vice president