Form 10-Q
period 2004-06-04
LMR LAND CO LTD /TN/
filed 2004-08-13
CIK 809938

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended

June 30, 2004

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

YES X NO ___

PART I. FINANCIAL INFORMATION

LMR LAND COMPANY, LTD.

(A Tennessee Limited Partnership)

FINANCIAL STATEMENTS

For The Six Months Ended June 30, 2004 and 2003

(Unaudited)

INDEX
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of June 30, 2004 and December 31, 2003
Statements of Operations for the three and six months ended June 30, 2004 and 2003
Statements of Cash Flows for the six months ended June 30, 2004 and 2003
Notes to Financial Statements for the six months ended June 30, 2004 and 2003
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION
Item 4. Disclosure controls and procedures
Item 6. Exhibits and reports on Form 8-K
Signatures

index

LMR LAND COMPANY, LTD.

(A Limited Partnership)

BALANCE SHEETS

	June 30, 2004	December 31, 2003
ASSETS

Cash	$181,886	$224,350
Land and improvements held for	730,045	730,045

Total Assets	$911,931	$954,395

LIABILITIES AND PARTNERS' EQUITY

Accounts payable	$9,285	$20,260
Property taxes payable	17,567	0

Total Liabilities	26,852	20,261

Partners' equity:

Limited partners, 7,500 units outstanding	885,079	934,135
General partner	0	0

Total partners' equity	885,079	934,135

Total liabilities and partners' equity	$911,931	$954,395

index

LMR LAND COMPANY, LTD.

(A Limited Partnership)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,
	2004	2003	2004	2003
REVENUE:

Interest income	$-	$-	$402	$-
Other income	0	0	0	100

Total Revenues	0	0	402	100

Expenses

Property taxes	8,783	8,500	17,661	17,000
Management fees	3,500	3,500	7,000	7,000
Legal and accounting fees	8,987	4,034	15,146	7,284
General and administrative expenses	3,989	4,206	9,651	8,331
Other operating expenses	0	1,400	0	1,400

Total Expenses	25,259	21,640	49,458	41,015

Net loss	$(25,259)	$(21,640)	$(49,056)	$(40,915)
Net loss per limited partner unit	$(3.37)	$(2.89)	$(6.54)	$(5.46)
Limited partners units outstanding	7,500	7,500	7,500	7,500

index

LMR LAND COMPANY, LTD.

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

(Unaudited)

	6/30/04	6/30/03
Cash flows from operating activities:

Net income (loss)	$(49,056)	$(40,915)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Increase in property taxes payable	17,566	17,000
Decrease in due to affiliate		(5,950)
(Decrease) increase in accounts payable	(10,976)	6,500

Net cash used by operating activities	(42,466)	(23,365)

Net decrease in cash	(42,466)	(23,365)

Cash at beginning of period	224,352	311,060
Cash at end of period	$181,886	$287,695

index

LMR LAND COMPANY, LTD.

(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2004 and 2003

(Unaudited)

A. Accounting Policies

The unaudited financial statements presented herein have been  prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2003.  In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six-month period ended June 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004.

B. Related Party Transactions

The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months were as follows:

	2004	2003
Management fees	$ 7,000	$ 7,000
Accounting fees	12,297	12,268

C. Comprehensive Income

During the six-month periods ended June 30, 2004 and 2003, the Partnership had no components of other comprehensive  income. Accordingly, comprehensive loss for each of the periods was the same as net loss.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the quarter ended June 30, 2004.

There have been no land sales during the second quarter of 2004. Overall operations of the Registrant have not changed significantly from the quarter ended June 30, 2003.

Financial Condition and Liquidity

At July 31, 2004, the Registrant had approximately $77,653 cash. These funds are expected to be sufficient to fund operations through 2004.

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

Contractual Obligations and Commitments

At June 30, 2004, the Partnership had no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At June 30, 2004, the Partnership had no restricted cash balances. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At June 30, 2004 and December 31, 2003, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in Note B to the financial statements.

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

Item 6. Exhibits and reports on Form 8-K

Description

Exhibit

Number

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on August 16, 2004.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Vice president of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd, on August 16, 2004.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on August 16, 2004.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Vice president of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on August 16, 2004.

(b) The Registrant has not filed a Form 8-K during the six-month period ending June 30, 2004.

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

LMR Land Company, Ltd.
	By:	222 LMR, Ltd
General Partner
		By:	222 PARTNERS, INC.
general partner
Date: August 16, 2004			By	Steven D. Ezell
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

LMR Land Company, Ltd.
	By:	222 LMR, Ltd
General Partner
		By:	222 PARTNERS, INC.
general partner
Date: August 16, 2004			By	Michael A. Hartley
Vice-president

exhibit

LMR LAND COMPANY, LTD.

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

In connection with the Report of LMR Land Company, Ltd. on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven D. Ezell, President of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd., certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2003, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

LMR Land Company, Ltd.
	By:	222 LMR, Ltd
General Partner
		By:	222 PARTNERS, INC.
general partner
Date: August 16, 2004			By	Steven D. Ezell
President

exhibit

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of LMR Land Company, Ltd. on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Hartley, the Vice president of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

LMR Land Company, Ltd.
	By:	222 LMR, Ltd
General Partner
		By:	222 PARTNERS, INC.
general partner
Date: August 16, 2004			By	Michael A. Hartley
Vice-president

index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on  its behalf by the undersigned, thereunto duly authorized.

LMR LAND COMPANY, LTD.

By: 222 LMR, LTD.
General Partner

By:222 PARTNERS, INC.
General Partner

Date: August 16, 2004	By:/s/ Steven D. Ezell
President

Date: August 16, 2004	By:/s/ Michael A. Hartley
Vice president