Form 10-Q
period 2004-09-30
LMR LAND CO LTD /TN/
filed 2004-11-15
CIK 809938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to ____

Commission file number 33-11396-A

      LMR LAND COMPANY, LTD..
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1299384 (IRS Employer Identification Number)

3310 West End Avenue, Suite 490 Nashville, Tennessee 37203 (Address of principal executive offices)

(615) 292-1040
(Registrant's telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X        No       .

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes              No    X .

As of November 15, 2004, there were 7,500 outstanding Units of Limited Partnership Interest.

PART I. FINANCIAL INFORMATION

LMR LAND COMPANY, LTD.
(A Tennessee Limited Partnership)

FINANCIAL STATEMENTS
For The Nine Months Ended September 30, 2004 and 2003
(Unaudited)

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of September 30, 2004 and December 31, 2003
Statements of Operations for the three and nine months ended September 30, 2004 and 2003
Statements of Cash Flows for the nine months ended September 30, 2004 and 2003
Notes to Financial Statements for the nine months ended September 30, 2004 and 2003
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Disclosure Controls and Procedures

PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
Signatures

index

LMR LAND COMPANY, LTD.
(A Limited Partnership)

BALANCE SHEETS

	September 30, 2004	December 31, 2003

ASSETS

Cash	$385,982	$224,350
Land and improvements held for sale	639,730	730,045

Total assets	$1,025,712	$954,395
	=================	=================

LIABILITIES AND PARTNERS' EQUITY

Accounts payable	$14,810	$20,260
Property taxes payable	8,783	0

Total liabilities	23,593	20,260

Partners' equity:
Limited partners, 7,500 units outstanding	1,002,119	934,135
General partner	0	0

Total partners' equity	1,002,119	934,135

Total liabilities and partners' equity	$1,025,712	$954,395
	================	================

See accompanying notes to financial statements.

index

LMR LAND COMPANY, LTD.
(A Limited Partnership)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended

	September 30,

	2004	2003	2004	2003

REVENUE:
Land sales:
Sale proceeds	$275,000	$0	$275,000	$0
Cost of land and improvements	(106,077)	0	(106,077)	0
Closing costs	(32,817)	0	(32,817)	0

Gain on sale	136,106	0	136,106	0

Interest income	662	0	1,064	0
Other income	0	250	0	350

Total revenues	136,768	250	137,170	350

EXPENSES
Property taxes	6,978	20,040	24,639	37,040
Management fees	3,500	3,500	10,500	10,500
Legal and accounting fees	7,825	11,034	22,971	18,318
General and administrative expenses	1,425	1,013	11,076	9,344
Other operating expenses	0	0	0	1,400

Total expenses	19,728	35,587	69,186	76,602

Net income (loss)	$117,040	$(35,337)	$67,984	$(76,252)
	=======	======= =	=======	====== =

Net income (loss) per limited partner unit	$15.60	$(4.71)	$9.06	$(10.17)
Limited partner units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to financial statements.

index

LMR LAND COMPANY, LTD.
(A Limited Partnership)

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ending September 30,

	2004	2003

Cash flows from operating activities:

Net income (loss)	$67,984	$(76,252)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Gain on sale of land	(136,106)	0
Increase in property taxes payable	8,783	25,500
(Decrease) increase in accounts payable	(5,450)	6,709

Net cash provided (used) by operating activities	(64,789)	(44,043)

Cash flows from investing activities:

Proceeds from land sale	242,183	0
Cost of land purchased for sale	(15,762)	0

Net cash provided by investing activities	226,421	0

Net increase (decrease) in cash	$161,632	$(44,043)

Cash at beginning of period	224,350	311,061
Cash at end of period	$385,982	$267,018
	===========	===========

See accompanying notes to financial statements.

index

LMR LAND COMPANY, LTD.
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

A. Accounting Policies

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2003.  In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine-month period ended September 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004.

B. Related Party Transactions

The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

	2004	2003
Management fees	$10,500	10,500
Accounting fees	13,297	12,768

C. Comprehensive Income

During the nine-month periods ended September 30, 2004 and 2003, the Partnership had no components of other comprehensive income/(loss). Accordingly, comprehensive income/(loss) for each of the periods was the same as net income/(loss).

D. Impairment

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the quarter ended September 30, 2004

On August 18, 2004, the Registrant sold approximately 8 acres for gross proceeds of $275,000. The proceeds from the sale were retained to meet operational expenses. At September 30, 2004, the Registrant has 23 acres left for sale. Overall operations of the Registrant have not changed significantly from prior quarters.

Financial Condition and Liquidity

At September 30, 2004, the Registrant had approximately $385,762 in cash. These funds are expected to be sufficient to fund operations through 2004.

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

Contractual Obligations and Commitments

At September 30, 2004, the Partnership had no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At September 30, 2004, the Partnership had no restricted cash balances. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At September 30, 2004 and December 31, 2003, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in Note B to the financial statements.

Item 4. Disclosure Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the President and Vice-president of the General Partner of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

There have been no significant changes in the Registrant's internal controls.

index

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibit Number

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on November 15, 2004.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Vice president of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd., on November 15, 2004.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on November 15, 2004.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Vice president of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on November 15, 2004.

(b) The Registrant has not filed a Form 8-K during the nine-month period ending September 30, 2004.

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

LMR Land Company, Ltd.
	By:	222 LMR, Ltd.
General Partner
		By:	222 PARTNERS, INC.
general partner
Date: November 15, 2004			By:	Steven D. Ezell
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

LMR Land Company, Ltd.
	By:	222 LMR, Ltd.
General Partner
		By:	222 PARTNERS, INC.
general partner
Date: November 15, 2004			By:	Michael A. Hartley
Vice-president

exhibit

LMR LAND COMPANY, LTD.
Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of LMR Land Company, Ltd. on Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven D. Ezell, President of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd., certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

LMR Land Company, Ltd.
	By:	222 LMR, Ltd.
General Partner
		By:	222 PARTNERS, INC.
general partner
Date: November 15, 2004			By:	Steven D. Ezell
President

exhibit

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of LMR Land Company, Ltd. on Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael A. Hartley, the Vice-president of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd., certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

LMR Land Company, Ltd.
	By:	222 LMR, Ltd.
General Partner
		By:	222 PARTNERS, INC.
general partner
Date: November 15, 2004			By:	Michael A. Hartley
Vice-president

index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on  its behalf by the undersigned, thereunto duly authorized.

LMR LAND COMPANY, LTD.

By: 222 LMR, LTD.
General Partner

By: 222 PARTNERS, INC.
General Partner

Date: November 15, 2004	By:/s/ Steven D. Ezell
President

Date: November 15, 2004	By:/s/ Michael A. Hartley
Vice-president