Form 10-K
period 2004-12-31
LMR LAND CO LTD /TN/
filed 2005-03-29
CIK 809938

index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2004
OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-11396-A

LMR Land Company, Ltd.

(Exact name of registrant as specified in its charter)

Tennessee	62-1299384

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3310 West End Avenue, Suite 490 Nashville, Tennessee	37203

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code (615) 292-1040

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes 	No X

The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $7,500,000 as of April 22, 1986. This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public. There is no current market for these Units.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference in Part IV:

Prospectus of Registrant, dated April 1 1987. As filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

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

Narrative Description of Business

At December 31, 2004, the Registrant has available for sale approximately 23 acres of land in Macon, Georgia (the "Property"). The property is located at Eisenhower Crossing at the intersection of Eisenhower Crossings Parkway and Log Cabin Road, southwest of downtown Macon. Eisenhower Crossing is a large strip center development featuring Target, Kroger and Best Buy as the anchor tenants. The property is zoned for retail, service center and service warehouse type uses. Municipal gas, electricity, water, and sewer serve the property. Although there is some competition for retail sites in the area, competitor sites are smaller and not as close to the new development.

The Registrant has no employees. Management services are being provided under a contractual agreement with Landmark Realty Services Corporation, an affiliate of the General Partner.

Item 2. Properties

As of December 31, 2004, the Registrant owned approximately 23 acres of undeveloped land. For further information concerning the Property, reference is made to Item 1.

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

PART II

Item 5. Market for Registrant's Units of Limited Partnership Interest and Related Security Holder Matters

There is no established market for the Units and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on April 1, 1987 of 7,500 Units of Limited Partnership Interests. The offering of $7,500,000 was fully subscribed and closed on June 8, 1987. As of February 28, 2005 there were 592 holders of record of the 7,500 Units of Limited Partnership Interests.

There were no distributions during the years ended December 31, 2004, 2003 or 2002. There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Registrant's Limited Partnership Agreement.

Item 6. Selected Financial Data
	For the Year ended December 31,

	2004	2003	2002	2001	2000

Total Revenue	$108,056	$1,357	$2,985	$25,780	$5,126,946
Net income (loss)	$16,287	(93,834)	(91,490)	(44,395)	5,050,876
Net income (loss) per limited partner unit	$2.17	($12.51)	($12.20)	($5.92)	$671.90
Total assets	$972,158	954,397	1,041,105	1,122,459	1,182,885
Cash distributions per limited partner unit	--	--	--	--	$900.00

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales

On August 18, 2004, the Registrant sold approximately 8 acres for gross proceeds of $275,000. The proceeds from the sale were retained to meet operational expenses. At December 31, 2004, the Registrant has 23 acres left for sale. There were no sales of property during the years ended December 31, 2003 or 2002.

Analysis of Operations

There have been no significant fluctuations in the Registrant's overall expenses. The increase in property taxes in 2003 is due the payment of taxes on a tract of land sold in prior years. The fluctuation in legal and accounting fees in 2002 is due to a change in accounting policy regarding the accrual of accounting fees and in 2004, the additional costs relate to higher audit fees.

Financial Condition

As of February 28, 2005 the Registrant had a cash balance of $226,770. The General Partner believes this cash balance is sufficient to meet the needs of the Registrant for the year 2005.

Critical Accounting Policies

As discussed in Note 1 to the financial statements, land and improvements held for sale are reported at the lower of carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the Fair Value. Based upon management's analysis of the land and improvements held for sale, no impairment charge was necessary at December 31, 2004.

Contractual Obligations and Commitments

At December 31, 2004, the Partnership has no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At December 31, 2004, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in Note 3 to the financial statements.

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

During 2004, the FASB recently issued the following standards but the Partnership has not yet adopted the following:

FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption.

FAS 151 amends inventory pricing to require expensing costs such as idle facility expense, excess spoilage, double freight, and rehandling costs, rather than capitalizing as part of inventory. This replaces prior guidance to expense such costs only if they were "so abnormal" as to require expensing, and applies for fiscal years beginning after June 15, 2005.

FAS 152 requires real estate time-share transactions to be accounted for as nonretail land sales, and to use the additional guidance in SOP 04-2. SOP 04-2 illustrates how to apply FAS 66 to specific forms of real estate time-share transactions for fiscal years beginning after June 15, 2005.

FAS 153 modifies an exception from fair value measurement of nonmonetary exchanges. Exchanges that are not expected to result in significant changes in cash flows of the reporting entity are not measured at fair value. This supersedes the prior exemption from fair value measurement for exchanges of similar productive assets, and applies for fiscal years beginning after June 15, 2005.

SOP 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made.

The effect of these new standards on the Company's financial position and results of operations is not expected to be material upon and after adoption.

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

During the two most recent fiscal years and through April 4, 2003, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Registrant requested KPMG to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter was filed as Exhibit 16.1 to the Current Report on Form 8-K on April 17, 2003.

The Registrant has appointed Crowe Chizek and Company LLC as its new independent public accountants effective as of April 17, 2003. The selection of Crowe Chizek and Company LLC was approved by the Board of Directors of the General Partner of the Registrant on April 17, 2003. During the fiscal years ended December 31, 2002 and December 31, 2001 and through April 17, 2003, the Registrant has not consulted Crowe Chizek and Company LLC regarding any matters described in, and required to be disclosed pursuant to, Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

The officers and directors of 222 Partners, Inc. are as follows:

Steven D. Ezell

Steven D. Ezell, age 52, is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation.  During 1982 -1986, he was involved in property acquisitions for Dean Witter Realty Inc. in New York City.

Michael A. Hartley

Michael A. Hartley, age 45, is Secretary/Treasurer and a Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period.  Mr. Hartley is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark in 1986, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York based real estate investment firm.

Item 11. Executive Compensation

During 2004, 2003, and 2002 Registrant was not required to and did not pay remuneration to any executives, partners of General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

The General Partner does participate in the profits, losses and distributions of the Registrant as set forth in the Partnership agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

As of January 31, 2005, no person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known by the Registrant to beneficially own more than five percent of the Units of Registrant.

As of the above date, the Registrant knew of no officers or directors of 222 Partners, Inc. that beneficially owned any of the Units of the Registrant.

There are no arrangements known by the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions

No affiliated entities have, for the year ending December 31, 2004, earned or received compensation or payments for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates, which were less than $60,000, refer to Note 3 of Financial Statements in Item 8.

Item 14. Principal Accountant Fees and Services

Audit Related Fees

Our principal accountants billed us an aggregate of $15,000 and $13,000 in fees and expenses for professional services rendered in connection with the audits of our financial statements for the calendar years ended December 31, 2004, and 2003, respectively, and reviews of the financial statements included in our quarterly reports on Form 10-Q during such calendar year.

Our principal accountants did not bill us any additional fees that are not disclosed under audit fees in each of the last two calendar years for assurance and related services that are reasonably related to the performance of our audit or review of our financial statements.

Tax Fees

No tax fees were paid to our principal accountants for tax compliance, tax advice or tax planning during calendar years ended December 31, 2004 and 2003.

All Other Fees

No other fees were paid to our principal accountants during calendar years ended December 31, 2004 and 2003, for products and services other than those products and services described above.

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

Reports of Independent Registered Public Accounting Firms
Financial Statements:
Balance Sheets
Statements of Operations
Statements of Partners' Equity
Statements of Cash Flows
Notes to Financial Statements

	(2)	Financial Statement Schedule

Reports of Independent Registered Public Accounting Firms
Schedule III- Real Estate and Accumulated Depreciation

	(3)	Exhibits

3

Amended and Restated Certificate and Agreement of Limited Partnership incorporated by reference to Exhibit A to the Prospectus of Registrant dated April 1, 1987 filed pursuant to Rule 424(b) of the Securities and Exchange Commission.

		22	Subsidiaries-Registrant has no subsidiaries.
31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on March 30, 2005.

31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Vice president of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on March 30, 2005.

32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President and by Michael A. Hartley, the Vice President of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on March 30, 2005.

(b)	No reports on Form 8-K have been filed during the last quarter of 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LMR LAND COMPANY, LTD.
By: 222 LMR, Ltd.
General Partner

By: 222 Partners, Inc.
General Partner

DATE: March 30, 2005	By: /s/Steven D. Ezell
President and Chief Executive Officer

DATE: March 30, 2005	By: /s/Michael A. Hartley
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

LMR LAND COMPANY, LTD.
By: 222 LMR, Ltd.
General Partner

By: 222 Partners, Inc.
General Partner

DATE: March 30, 2005	By: /s/Steven D. Ezell
President and Chief Executive Officer

DATE: March 30, 2005	By: /s/Michael A. Hartley
Vice President and Chief Financial Officer

Supplemental Information to be Furnished with Reports filed Pursuant to Section 15(d) of the Act by Registrant Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material has been sent to security holders.

index

Report of Independent Registered Public Accounting Firm

The Partners

LMR Land Company, Ltd.:

We have audited the accompanying balance sheets of LMR Land Company, Ltd. (a limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, partners' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LMR Land Company, Ltd. at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

Crowe Chizek and Company LLC

Brentwood, Tennessee

January 28, 2005

Report of Independent Registered Public Accounting Firm

The Partners

LMR Land Company, Ltd.:

We have audited the accompanying statements of operations, partners' equity, and cash flows of LMR Land Company, Ltd. (a limited partnership) for the year ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of LMR Land Company, Ltd. for the year ended December 31, 2002, in conformity with U. S. generally accepted accounting principles.

KPMG LLP

Nashville, Tennessee

February 1, 2003

index

LMR LAND COMPANY, LTD.
(A Limited Partnership)
Balance Sheets
December 31, 2004 and 2003

	December 31,
ASSETS	2004	2003

Cash	$332,428	$224,350
Land and improvements held for sale	639,730	730,045

Total Assets	$972,158	$954,395

LIABILITIES AND PARTNERS' EQUITY

Current Liabilities
Accounts payable	$10,000	$8,624
Payable to affiliates	11,736	11,636

Total Liabilities	21,736	20,260

Total Partners's equity	950,422	934,135

Total Liabilities and partners' equity	$972,158	$954,395

See accompanying notes to financial statements

index

LMR LAND COMPANY, LTD.
(A Limited Partnership)
Statements of Operations
Years ended December 31, 2004, 2003 and 2002

	For the years ended December 31,
	2004	2003	2002

Land sales
Sale proceeds	$243,951	$--	$--
Cost of land and improvements	(106,077)	--	--
Closing costs	(32,817)	--	--

Gain (loss) on sales	105,057	--	--

Other Income
Interest income	2,999	1,007	2,985
Other income	0	350	--

Total income	108,056	1,357	2,985

Expenses
Property taxes	34,533	47,023	34,378
Management fees	14,000	14,000	14,000
Legal and accounting fees	29,798	26,052	35,771
General and administration expenses	8,108	6,216	--
Other operating expenses	5,330	1,900	10,326

Total expenses	91,769	95,191	94,475

Net income (loss)	$16,287	$(93,834))	$(91,490))

Net income (loss) allocated to:
General Partner	$--	$--	$--
Limited partners	16,287	(93,834)	(91,490)

Net income (loss) per limited partner unit	$2.17	$(12.51)	$(12.20)
Weighted average units outstanding	7,500	7,500	7,500

See accompanying notes to financial statements

index

LMR LAND COMPANY, LTD.
(A Limited Partnership)
Statements of Partners' Equity
Years ended December 31, 2004, 2003 and 2002

		Limited Partners	General Partner
	Units	Amount	Amount	Total
Balance at December 31, 2001	7,500	$1,119,459	--	$1,119,459
Net loss		(91,490)	--	(91,490)
Balance at December 31, 2002	7,500	1,027,969	--	1,027,969
Net loss		(93,834)	--	(93,834)
Balance at December 31, 2003	7,500	934,135	--	934,135
Net income		16,287	--	16,287
Balance at December 31, 2004	7,500	$950,422	--	$950,422

See accompanying notes to financial statements

index

LMR LAND COMPANY, LTD.
(A Limited Partnership)
Statements of Cash Flows
Years ended December 31, 2004, 2003 and 2002

	For the years ended December 31,
	2004		2003		2002

Cash flows from operating activities:

Net income (loss)	$16,287	$	$(93,834)	$	$(91,490)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Decrease in restricted cash	--		--		11,327
Increase in accounts payable	1,376		7,124		10,136
Increase in payable to affiliate	100		--		--
Cost of land and improvements sold	106,077		--		--

Net cash from operating activities	123,840		(86,710)		(70,027)

Cash flows from investing activities

Cost of land and improvements	(15,762)		--		--

Net cash from investing activities	(15,762)		--		--

Net increase (decrease) in cash	108,078		(86,710)		(70,027)

Cash at beginning of period	224,350		311,060		381,087
Cash at end of period	$332,428		$$224,350		$$311,060

See accompanying notes to financial statements

index

LMR Land Company, Ltd.
(A Limited Partnership)
Notes to Financial Statements
December 31, 2004 and 2003

  Summary of Significant Accounting Policies

    Organization

    LMR Land Company, Ltd. (the Partnership) is a Tennessee Limited Partnership that was originally organized on December 22, 1986, to acquire, hold for investment, and sell certain undeveloped land located in Lebanon, Tennessee and Macon, Georgia. At December 31, 2004, the Partnership has 23 acres of undeveloped land in Macon, Georgia available for sale. The General Partner is 222 LMR, Ltd. The general partner of the General Partner is 222 Partners, Inc. The Partnership prepares its financial statements and Federal income tax returns on the accrual method and includes only those assets, liabilities and results of operations, which relate to the business of the Partnership.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Land and improvements held for sale are reported at the lower of the carrying value or estimated fair value less estimated costs to sell (Fair Value). To determine the Fair Value, management estimates the future discounted net cash flows using a discount rate commensurate with the risk associated with the property. If this land is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated Fair Value. Inherent in the calculation of future discounted net cash flows are certain significant management judgments and estimates including, among others, liquidation period, discount rate, selling price, and costs to sell, which significantly impact the estimated Fair Value. Based upon management's analysis of discounted future net cash flows, the Partnership's land and improvements held for investment are not impaired.

    Partnership Allocations

    Net profits, losses and distributions of cash flow of the  Partnership are allocated to the partners in accordance with  the Partnership agreement as follows:

    Net profits are allocated first to any partner with a negative balance in their capital account, determined at the end of the  taxable year as if the Partnership had distributed cash flow,  in proportion to the negative capital balance account of all  partners until no partner's capital account is negative. Net profit allocations are then made to the limited partners up to the difference between their capital account balances and the sum of their adjusted capital contributions (capital balance, net of cumulative cash distributions in excess of preferred returns - 10% annual cumulative return on capital contributed) and unpaid preferred returns. Any remaining net profits are allocated to the limited partners until the taxable year in which cumulative distributions to the limited partners equal their adjusted capital contribution plus an unpaid preferred return. Net profits are then allocated to the General Partner until the ratio of the General Partner's capital account balance to the capital account balances, in excess of adjusted capital contributions and unpaid preferred return, of all limited partners is 27.5% to 72.5%. Thereafter, profits are generally allocated 27.5% to the General Partner and 72.5% to the limited partners. Net losses are allocated to the partners in proportion to their positive capital accounts.

    Partnership distributions are allocated to the limited partners in an amount equal to their preferred return (10% annual cumulative return on capital contributed) to the extent unpaid to date. Any remaining distributions are allocated 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to their adjusted capital contributions, and thereafter, 72.5% to the limited partners and 27.5% to the General Partner. Cumulative unpaid preferred returns are $2,842,286 and $2,209,899 at December 31, 2004 and 2003, respectively.

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

    Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years 2004, 2003, and 2002, the Partnership had no components of other comprehensive income (loss). Accordingly, comprehensive income (loss) for each of the periods was the same as net income (loss).

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

During 2004, the FASB recently issued the following standards but the Partnership has not yet adopted the following:

FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption.

FAS 151 amends inventory pricing to require expensing costs such as idle facility expense, excess spoilage, double freight, and rehandling costs, rather than capitalizing as part of inventory. This replaces prior guidance to expense such costs only if they were "so abnormal" as to require expensing, and applies for fiscal years beginning after June 15, 2005.

FAS 152 requires real estate time-share transactions to be accounted for as nonretail land sales, and to use the additional guidance in SOP 04-2. SOP 04-2 illustrates how to apply FAS 66 to specific forms of real estate time-share transactions for fiscal years beginning after June 15, 2005.

FAS 153 modifies an exception from fair value measurement of nonmonetary exchanges. Exchanges that are not expected to result in significant changes in cash flows of the reporting entity are not measured at fair value. This supersedes the prior exemption from fair value measurement for exchanges of similar productive assets, and applies for fiscal years beginning after June 15, 2005.

SOP 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made.

The effect of these new standards on the Company's financial position and results of operations is not expected to be material upon and after adoption.

  Land and Improvements Held for Sale

Land and improvements held for sale at December 31, 2004 and 2003 were $639,730 and $730,045, respectively. The aggregate cost for Federal income tax purposes was the same.

  Related Party Transactions

The General Partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the General Partner receive fees as consideration for performing certain services. Expenses incurred for these services during the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Accounting fees	$13,797	$12,136	$24,021
Management fees	14,000	14,000	14,000

index

Report of Independent Registered Public Accounting Firm

The Partners

LMR Land Company, Ltd.:

Our report on our audit of the 2004 and 2003 basic financial statements of LMR Land Company, Ltd. appears elsewhere herein. The audits were conducted for the purpose of forming an opinion on the 2004 and 2003 basic financial statements taken as a whole. The 2004 Schedule III, Real Estate and Accumulated Depreciation is presented for purposes of additional analysis and is not a required part of the basic financial statements. The 2004 information has been subjected to the auditing procedures applied in the audits of the basic 2004 and 2003 financial statements and, in our opinion, such information is fairly stated in all material respects in relation to the 2004 and 2003 basic financial statements taken as a whole.

Crowe Chizek and Company LLC

Brentwood, Tennessee

January 28, 2005

Report of Independent Registered Public Accounting Firm

The Partners

LMR Land Company, Ltd.:

Under date of February 1, 2003, we reported on the statements of operations, partners' equity, and cash flows of LMR Land Company, Ltd. for the year ended December 31, 2002. These financial statements and our report thereon are included elsewhere herein. In connection with our audit of the aforementioned financial statements, we have also audited the 2002 information in the related financial statement Schedule III, Real Estate and Accumulated Depreciation. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such 2002 information in the financial statement schedule, when considered in relation to the 2002 basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Nashville, Tennessee

February 1, 2003

index

LMR LAND COMPANY, LTD.

(A Limited Partnership)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2004

		Initial Cost to Partnership		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period			Accumulated depreciation	Date of construction	Date acquired
Description	Encumbrances	Land	Buildings and improvements	Improvements	Carrying costs	Land	Buildings and improvements	Total
23 acres of land in Macon, GA	none	$639,730	--	--	--	639,730	--	639,730	N/A	None	Acquired in portions between 1987 and 1993.*

*Assets scheduled above represents land, therefore accumulated depreciation and depreciable lives are non-applicable.

See accompanying reports of independent registered public accounting firms.

LMR LAND COMPANY, LTD.

(A Limited Partnership)

Schedule III (Continued)

Real Estate and Accumulated Depreciation

December 31, 2004, 2003 and 2002

	2004	2003	2002
(1) Balance at beginning of period	$730,045	$730,045	$ 730,045
Additions during period:
Improvements		-	--
Purchase of land	15,762	-	--
Deductions during period:
Cost of real estate sold	106,077	-	--

Balance at close of period	$639,730	$730,045	$730,045

(2) Aggregate cost for federal income tax purposes	$639,730	$730,045	$ 730,045

See accompanying reports of independent registered public accounting firms

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
31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on March 30, 2005.

31.2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Vice president of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on March 30, 2005.

32

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President and by Michael A. Hartley, the Vice President of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on March 30, 2005.

index

Exhibit 31.1

CERTIFICATION

I, Steven D. Ezell, certify that:

1.     I have reviewed this annual report on Form 10-K of LMR Land Company, Ltd.

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

LMR LAND COMPANY, LTD. By: 222 LMR, Ltd., General Partner
By: 222 Partners, Inc. general partner of 222 LMR, Ltd.
DATE: March 30, 2005	By:/s/ Steven D. Ezell
President and Chief Executive Officer

index

Exhibit 31.2

CERTIFICATION

I, Michael A Hartley, certify that:

1.     I have reviewed this annual report on Form 10-K of LMR Land Company, Ltd.

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

LMR LAND COMPANY, Ltd
By: 222 LMR, Ltd., General Partner
By: 222 Partners, Inc., general partner of 222 LMR, Ltd.
DATE: March 30, 2005	By:/s/ Michael A. Hartley
Vice President and Chief Financial Officer

index

EXHIBIT 32

SECTION 1350 CERTIFICATIONS

To my knowledge, this Report on Form 10-K for the year ended December 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of LMR Land Company, Ltd.

LMR LAND COMPANY, Ltd
By: 222 LMR, Ltd., General Partner
By: 222 Partners, Inc., general partner of 222 LMR, Ltd.
Date: March 30, 2005	By:/s/ Steven D. Ezell
President and Chief Executive Officer
Date: March 30, 2005	By:/s/ Michael A. Hartley
Vice President and Chief Financial Officer