Form 10QSB
period 2005-03-31
LMR LAND CO LTD /TN/
filed 2005-05-19
CIK 809938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ending March 31, 2005
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _____________

Commission File Number: 33-11396-A

LMR LAND COMPANY, LTD.
(Exact name of Registrant as specified in its charter)

Tennessee	62-1299384
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

3310 West End Avenue, Suite 490, Nashville, TN 37203

(Address of principal executive offices)

(615) 292-1040(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934  during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes _X_ No ___

Transitional Small Business Disclosure Format (Check One) Yes ___ No _X__

LMR LAND COMPANY, LTD.
(A Tennessee Limited Partnership)

INDEX

FINANCIAL STATEMENTS
For The Three Months Ending March 31, 2005 and 2004
(Unaudited)

PART I. Financial information
Item 1. Financial Statements
Balance Sheets as of March 31, 2005 and December 31, 2004
Statements of Operations for the three months ending March 31, 2005 and 2004
Statements of Cash Flows for the three months ending March 31, 2005 and 2004
Notes to Financial Statements for the three months ending March 31, 2005 and 2004
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and procedures

PART II. OTHER INFORMATION
Item 6. Exhibits
Signatures

index

LMR LAND COMPANY, LTD.
(A Limited Partnership)
BALANCE SHEETS
(Unaudited)

ASSETS	March 31, 2005	December 31, 2004

Cash	$327,807	$332,428
Land and improvements held for sale	639,730	639,730

Total assets	$967,537	$972,158

LIABILITIES AND PARTNERS' EQUITY

Accounts payable	$13,000	$10,000
Property tax payable	7,500
Payable to affiliates	14,645	11,736

Total liabilities	35,145	21,736

Total partners' equity	932,392	950,422

Total liabilities and partners' equity	$967,537	$972,158

See accompanying notes to financial statements.

index

LMR LAND COMPANY, LTD.
(A Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ending March 31,
Income	2005	2004

Interest income	$562	$402
Expenses
Property taxes	7,604	8,878
Management fees	3,500	3,500
Legal and accounting fees	5,909	6,159
General and administration expenses	1,579	5,662

Total expenses	18,592	24,199

Net loss	$(18,030)	$(23,797)

See accompanying notes to financial statements.

index

LMR LAND COMPANY, LTD.
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ending March 31,

Cash flows from operating activities:	2005	2004

Net loss	$(18,030))	$(23,797)
Adjustments to reconcile net loss to net cash from by operating activities:
Increase in property taxes payable	7,500	8,783
Increase in accounts payable	3,000	1,732
Increase in payable to affiliates	2,909	-

Net cash provided by (used) operating activities	(4,621))	(13,282)

Net decrease in cash	(4,621))	(13,282)

Cash at beginning of period	332,428	224,352

Cash at end of period	$327,807	$211,070

See accompanying notes to financial statements.

index

LMR LAND COMPANY, LTD.
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ending March 31, 2005 and 2004
(Unaudited)

A. Accounting Policies

The unaudited financial statements presented herein have been  prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2004.  In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three-month period ending March 31, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005.

B. Related Party Transactions

The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first three months were as follows:

	2005	2004
Management fees	$ 3,500	$ 3,500
Accounting fees	2,909	2,909

C. Comprehensive Income

During the three-month periods ending March 31, 2005 and 2004, the Partnership had no components of other comprehensive  income. Accordingly, comprehensive loss for each of the periods was the same as net loss.

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

E. Subsequent Event

On April 29, 2005, the Registrant sold 12 acres to Home Depot for gross proceeds of approximately $1.6 million. A cash distribution was made to the partners on May 5, 2005 of $1.5 million or $200 per limited partner unit.

index

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the quarter ending March 31, 2005.

There have been no land sales during the first quarter of 2005. Overall operations of the Registrant have not changed significantly from the quarter ending March 31, 2004.

Financial Condition and Liquidity

At March 31, 2005, the Registrant had approximately $327,807 cash. These funds are expected to be sufficient to fund operations through 2005.

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

Contractual Obligations and Commitments

At March 31, 2005, the Partnership had no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At March 31, 2005, the Partnership had no restricted cash balances. The Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At March 31, 2005 and December 31, 2004, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in Note B to the financial statements.

index

Item 3. Controls and procedures

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

PART II. OTHER INFORMATION

index

Item 6. Exhibits

Description

Exhibit

Number

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on May 18, 2005.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Vice president of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on May 18, 2005.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on May 18, 2005.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Vice president of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on May 18, 2005.

(b) The Registrant has not filed a Form 8-K during the three-month period ending March 31, 2005.

exhibit

LMR LAND COMPANY, LTD.
Exhibit 31.1
CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002
CERTIFICATE OF CHIEF EXECUTIVE OFFICER

I, Steven D. Ezell, certify that:

  I have reviewed this quarterly report on Form 10-QSB of LMR Land Company, Ltd.

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

LMR Land Company, Ltd.
	By:	222 LMR, Ltd.
General Partner
		By:	222 PARTNERS, INC.
general partner
Date: May 18, 2005			By:	Steven D. Ezell
President

LMR LAND COMPANY, LTD.
Exhibit 31.2
CERTIFICATION PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002
CERTIFICATE OF CHIEF FINANCIAL OFFICER

I, Michael A. Hartley, certify that:

  I have reviewed this quarterly report on Form 10-QSB of LMR Land Company, Ltd.

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

    All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant' internal controls over financial reporting.

LMR Land Company, Ltd.
	By:	222 LMR, Ltd.
General Partner
		By:	222 PARTNERS, INC.
general partner
Date: May 18, 2005			By:	Michael A. Hartley
Vice president

exhibit

LMR LAND COMPANY, LTD.
Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of LMR Land Company, Ltd. on Form 10-QSB for the quarter ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

LMR Land Company, Ltd.
	By:	222 LMR, Ltd.
General Partner
		By:	222 PARTNERS, INC.
general partner
Date: May 18, 2005			By:	Steven D. Ezell
President

exhibit

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of LMR Land Company, Ltd. on Form 10-QSB for the quarter ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

LMR Land Company, Ltd.
	By:	222 LMR, Ltd.
General Partner
		By:	222 PARTNERS, INC.
general partner
Date: May 18, 2005			By:	Michael A. Hartley
Vice president

index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on  its behalf by the undersigned, thereunto duly authorized.

LMR LAND COMPANY, LTD.
By: 222 LMR, Ltd.
General Partner

By: 222 Partners, Inc.
General Partner

DATE: May 18, 2005	By: /s/Steven D. Ezell
President and Chief Executive Officer

DATE: May 18, 2005	By: /s/Michael A. Hartley
Vice President and Chief Financial Officer