Form 10-K/A
period 2004-12-31
LMR LAND CO LTD /TN/
filed 2005-06-09
CIK 809938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note to Form 10-K/A Amendment No. 1

This Amendment No. 1 (this "Amendment") to the annual report on Form 10-K is being filed only to revise the language in Part II, Item 9(a) Controls and Procedures, and paragraph 4(b) of Exhibits 31.1 and 31.2 to accurately reflect the timing of the evaluation of controls and procedures by the President and Vice President of the General Partner of the Registrant. Specifically, we are clarifying our previous disclosure to state the evaluation date as of December 31, 2004; where originally reported as "within 90 days of the filing date of this report" (the original Form 10-K, filed on March 29, 2005).

Except for the matters described above, this Form 10-K/A does not modify or update disclosures in, or exhibits to, the Form 10-K. Furthermore, this amendment does not change any previously reported financial results. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events.

PART II

Item 9(a). Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2004, the President and Vice President of General Partner of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

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

LMR LAND COMPANY, LTD.
By: 222 LMR, Ltd.
General Partner

By: 222 Partners, Inc.
General Partner

DATE: June 9, 2005	By: /s/Steven D. Ezell
President and Chief Executive Officer

DATE: June 9, 2005	By: /s/Michael A. Hartley
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

LMR LAND COMPANY, LTD.
By: 222 LMR, Ltd.
General Partner

By: 222 Partners, Inc.
General Partner

DATE: June 9, 2005	By: /s/Steven D. Ezell
President and Chief Executive Officer

DATE: June 9, 2005	By: /s/Michael A. Hartley
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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of December 31, 2004 based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the Registrant's fourth quarter in the case of this report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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

LMR LAND COMPANY, LTD. By: 222 LMR, Ltd., General Partner
By: 222 Partners, Inc. general partner of 222 LMR, Ltd.
DATE: June 9, 2005	By:/s/ Steven D. Ezell
President and Chief Executive Officer

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of December 31, 2004, based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the Registrant's fourth quarter in the case of this report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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

LMR LAND COMPANY, Ltd
By: 222 LMR, Ltd., General Partner
By: 222 Partners, Inc., general partner of 222 LMR, Ltd.
DATE: June 9, 2005	By:/s/ Michael A. Hartley
Vice President and Chief Financial Officer

EXHIBIT 32

SECTION 1350 CERTIFICATIONS

To my knowledge, this Report on Form 10-K/A for the year ended December 31, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of LMR Land Company, Ltd.

LMR LAND COMPANY, Ltd
By: 222 LMR, Ltd., General Partner
By: 222 Partners, Inc., general partner of 222 LMR, Ltd.
Date: June 9, 2005	By:/s/ Steven D. Ezell
President and Chief Executive Officer
Date: June 9, 2005	By:/s/ Michael A. Hartley
Vice President and Chief Financial Officer