Form 10QSB
period 2005-06-30
LMR LAND CO LTD /TN/
filed 2005-08-11
CIK 809938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
June 30, 2005

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

As of August 15, 2005, there were 7,500 outstanding Units of Limited Partnership Interest.

LMR LAND COMPANY, LTD.
(A Tennessee Limited Partnership)

INDEX

FINANCIAL STATEMENTS
For The Six Months Ending June 30, 2005 and 2004
(Unaudited)

PART I. Financial information
Item 1. Financial Statements
Balance Sheets as of June 30, 2005 and December 31, 2004
Statements of Operations for the three and six months ending June 30, 2005 and 2004
Statements of Cash Flows for the six months ending June 30, 2005 and 2004
Notes to Financial Statements for the six months ending June 30, 2005 and 2004
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and procedures

PART II. OTHER INFORMATION
Item 6. Exhibits
Signatures

index

LMR LAND COMPANY, LTD.
(A Limited Partnership)
BALANCE SHEETS
(Unaudited)

	June 30, 2005	December 31, 2004

Assets

Cash	$398,637	$332,428
Restricted cash	23,995	0
Land and improvements held for sale	32,330	639,730

Total assets	$454,962	$972,158

Liabilities and Partners' Equity

Accounts payable	$161,493	$21,736
Property taxes payable	4,386	0

Total liabilities	165,879	21,736

Partners' equity:
Limited partners, 7,500 units outstanding	289,083	950,422

Total partners' equity	289,083	950,422

Total liabilities and partners' equity	$454,962	$972,158

See accompanying notes to financial statements.

index

LMR LAND COMPANY, LTD.
(A Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue:
Land sales:
Sale proceeds	$3,146,910	$0	$3,146,910	0
Cost of land and improvements	(607,400)	0	(607,400)	0
Closing costs	(348,222)	0	(348,222)	0

Gain on sale	2,191,288	0	2,191,288	0

Interest income	586	0	1,148	402

Total revenues	2,191,874	0	2,192,436	402

Expenses

Property taxes	7,575	8,783	15,180	17,661
Management fees	3,500	3,500	7,000	7,000
Legal and accounting fees	8,011	8,987	13,920	15,146
General and administrative expenses	3,396	3,989	4,975	9,651
Other operating expenses	200	0	200	0

Total expenses	(22,682)	(25,259)	41,275	(49,458)

Net income (loss)	$2,169,192	$(25,259)	$2,151,161	(49,056)

Net income (loss) per limited partner unit	$289.22	$(3.37)	$286.82	$(6.54)
Limited partner units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to financial statements.

index

LMR LAND COMPANY, LTD.
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2005	2004

Cash flows from operating activities:

Net income (loss)	$2,151,161	$(49,056)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Increase in restricted cash	(23,995)	0
Gain from sale of land and improvements	(2,191,288)	0
Increase in property taxes payable	4,386	17,566
Increase (decrease) in accounts payable	139,757	(10,976)

Net cash from operating activities	80,021	(42,466)

Cash flows from investing activities
Proceeds from sale of land and improvements	2,798,688	0

Net cash from investing activities	2,798,688	0

Cash flows from financing activities
Limited partners distributions	(2,812,500)	0

Net cash from financing activities	(2,812,500)	0

Net increase (decrease) in cash	66,209	(42,466)

Cash at beginning of period	332,428	224,352
Cash at end of period	$398,637	$181,886

See accompanying notes to financial statements.

index

LMR LAND COMPANY, LTD.
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ending June 30, 2005 and 2004
(Unaudited)

A. Accounting Policies

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2004.  In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six-month period ending June 30, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005.

B. Related Party Transactions

The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first six months were as follows:

	2005	2004
Management fees	$7,000	$7,000
Accounting fees	$13,193	$12,297

C. Comprehensive Income

During the six-month periods ending June 30, 2005 and 2004, the Partnership had no components of other comprehensive  income (loss). Accordingly, comprehensive income (loss) for each of the periods was the same as net income (loss).

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the quarter ending June 30, 2005.

During the second quarter of 2005, the Registrant sold 24 acres for gross proceeds of approximately $3.1 million. Cash distributions were made to the partners of approximately $2.8 million or $375 per limited partner unit. The Registrant has 1.3 acres remaining for sale.

There were no land sales during the first two quarters of 2004. Other than sales, overall operations of the Registrant have not changed significantly from the quarter ending June 30, 2004.

Financial Condition and Liquidity

At July 31, 2005, the Registrant had approximately $291,590 cash. These funds are expected to be sufficient to fund operations through 2005.

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

Contractual Obligations and Commitments

At June 30, 2005, the Partnership had no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At June 30, 2005, the Partnership had restricted cash balances of $23,995. This restricted cash is held for payment of 2005 property taxes and will be released when taxes are due and paid. Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At June 30, 2005 and December 31, 2004, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in Note B to the financial statements.

index

Item 3. Controls and procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of June 30, 2005, the President and Vice president of General Partner of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

There have been no significant changes in the Registrant's internal controls.

PART II. OTHER INFORMATION

index

Item 6. Exhibits

Description

Exhibit

Number

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on August 15, 2005.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Vice president of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on August 15, 2005.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on August 15, 2005.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Vice president of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on August 15, 2005.

(b) The Registrant has not filed a Form 8-K during the six-month period ending June 30, 2005.

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

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of June 30, 2005; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

LMR Land Company, Ltd.
	By:	222 LMR, Ltd.
General Partner
		By:	222 PARTNERS, INC.
general partner
Date: August 15, 2005			By:	Steven D. Ezell
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

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of June 30, 2005, and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

LMR Land Company, Ltd.
	By:	222 LMR, Ltd.
General Partner
		By:	222 PARTNERS, INC.
general partner
Date: August 15, 2005			By:	Michael A. Hartley
Vice president

exhibit

LMR LAND COMPANY, LTD.
Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of LMR Land Company, Ltd. on Form 10-QSB for the quarter ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

LMR Land Company, Ltd.
	By:	222 LMR, Ltd.
General Partner
		By:	222 PARTNERS, INC.
general partner
Date: August 15, 2005			By:	Steven D. Ezell
President

exhibit

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of LMR Land Company, Ltd. on Form 10-QSB for the quarter ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

LMR Land Company, Ltd.
	By:	222 LMR, Ltd.
General Partner
		By:	222 PARTNERS, INC.
general partner
Date: August 15, 2005			By:	Michael A. Hartley
Vice president

index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on  its behalf by the undersigned, thereunto duly authorized.

LMR LAND COMPANY, LTD.
By: 222 LMR, Ltd.
General Partner

By: 222 Partners, Inc.
General Partner

DATE: August 15, 2005	By: /s/Steven D. Ezell
President and Chief Executive Officer

DATE: August 15, 2005	By: /s/Michael A. Hartley
Vice President and Chief Financial Officer