Form 10QSB
period 2005-09-30
LMR LAND CO LTD /TN/
filed 2005-11-14
CIK 809938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

As of November 14, 2005, there were 7,500 outstanding Units of Limited Partnership Interest.

Transitional Small Business Disclosure Format

Yes [ ] No [ X ]

LMR LAND COMPANY, LTD.
(A Tennessee Limited Partnership)

INDEX

FINANCIAL STATEMENTS
For The Nine Months Ending September 30, 2005 and 2004
(Unaudited)

PART I. Financial information
Item 1. Financial Statements
Balance Sheets as of September 30, 2005 and December 31, 2004
Statements of Operations for the three and nine months ending September 30, 2005 and 2004
Statements of Cash Flows for the nine months ending September 30, 2005 and 2004
Notes to Financial Statements for the nine months ending September 30, 2005 and 2004
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and procedures

PART II. OTHER INFORMATION
Item 6. Exhibits
Signatures

index

LMR LAND COMPANY, LTD.
(A Limited Partnership)
BALANCE SHEETS
(Unaudited)

	September 30, 2005	December 31, 2004

Assets

Cash	$393,109	$332,428
Restricted cash	23,996	0
Land and improvements held for sale	32,330	639,730

Total assets	$449,435	$972,158

Liabilities and Partners' Equity

Commissions payable	$152,675	$0
Accounts payable	14,727	21,736
Property taxes payable	11,886	0

Total liabilities	179,288	21,736

Partners' equity:
Limited partners, 7,500 units outstanding	270,147	950,422

Total partners' equity	270,147	950,422

Total liabilities and partners' equity	$449,435	$972,158

See accompanying notes to financial statements.

index

LMR LAND COMPANY, LTD.
(A Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue:
Land sales:
Sale proceeds	$0	$275,000	$3,146,910	$275,000
Cost of land and improvements	0	(106,077)	(607,400)	(106,077)
Closing costs	0	(32,817)	(348,222)	(32,817)

Gain (loss) on sale	0	136,106	2,191,288	136,106

Interest income	596	662	1,744	1,064

Total revenues	596	136,768	2,193,032	137,170

Expenses:

Property taxes	7,500	6,978	22,680	24,639
Management fees	3,500	3,500	10,500	10,500
Legal and accounting fees	6,409	7,825	20,329	22,971
General and administrative expenses	2,123	1,425	7,298	11,076

Total expenses	19,532	19,728	60,807	69,186

Net (loss) income	$(18,936)	$117,040	$2,132,225	$67,984

Net (loss) income per limited partner unit	$(2.52)	$15.60	$284.30	$9.06
Limited partner units outstanding	7,500	7,500	7,500	7,500

See accompanying notes to financial statements.

index

LMR LAND COMPANY, LTD.
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2005	2004

Cash flows from operating activities:

Net income	$2,132,225	$67,984
Adjustments to reconcile net income to net cash from operating activities:
Increase in restricted cash	(23,996)	--
Gain on sale of land and improvements	(2,191,288)	(136,106)
Proceeds from sale of land and improvements	2,798,688	242,183
Cost of land purchased		(15,762)
Increase in property taxes payable	11,886	8,783
Increase (decrease) in accounts payable	145,666	(5,450)

Net cash from operating activities	2,873,181	161,632

Cash flows from financing activites
Cash distribution to limited partners	(2,812,500)	--

Net cash from financing activities	(2,812,500)	--

Net increase in cash	60,681	161,632
Cash at beginning of period	332,428	224,350

Cash at end of period	$393,109	$385,982

See accompanying notes to financial statements.

index

LMR LAND COMPANY, LTD.
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ending September 30, 2005 and 2004
(Unaudited)

A. Accounting Policies

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2004.  In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine-month period ending September 30, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005.

B. Related Party Transactions

The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

	2005	2004
Management fees	$10,500	$10,500
Accounting fees	$13,693	$12,768

C. Comprehensive Income

During the nine-month periods ending September 30, 2005 and 2004, the Partnership had no components of other comprehensive  income (loss). Accordingly, comprehensive income (loss) for each of the periods was the same as net income (loss).

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the quarter ending September 30, 2005.

During the nine months ending September 30, 2005, the Registrant sold 24 acres for gross proceeds of approximately $3.1 million. Cash distributions were made to the partners of approximately $2.8 million or $375 per limited partner unit. The Registrant has 1.3 acres remaining for sale.

During the third quarter of 2004, the Registrant sold approximately 8 acres for $275,000. Other than sales, overall operations of the Registrant have not changed significantly from the quarter ending September 30, 2004.

Financial Condition and Liquidity

At October 30, 2005, the Registrant had approximately $283,142 cash. These funds are expected to be sufficient to fund operations through 2005.

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

Contractual Obligations and Commitments

At September 30, 2005, the Partnership had no capital lease obligations, operating leases, unconditional purchase obligations or other long term obligations. The Partnership does not enter into derivative transactions. Further, the Partnership does not have lines of credit, guarantees, or other commercial commitments. At September 30, 2005, the Partnership had restricted cash balances of $23,996. This restricted cash is held for payment of 2005 property taxes and will be released when taxes are due and paid. Partnership may borrow from the General Partner in order to meet cash flow needs and may have amounts payable to the General Partner for management fees or other services. At September 30, 2005 and December 31, 2004, the Partnership had no borrowings from the General Partner. Transactions with the General Partner and affiliates are discussed in Note B to the financial statements.

index

Item 3. Controls and procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of September 30, 2005, the President and Vice president of General Partner of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

There have been no significant changes in the Registrant's internal controls.

PART II. OTHER INFORMATION

index

Item 6. Exhibits

Description

Exhibit

Number

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on November 14, 2005.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Vice president of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on November 14, 2005.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven D. Ezell, the President of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on November 14, 2005.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael A. Hartley, the Vice president of 222 Partners, Inc., the general partner of 222 LMR, Ltd., the General Partner of LMR Land Company, Ltd. on November 14, 2005.

(b) The Registrant has not filed a Form 8-K during the nine-month period ending September 30, 2005.

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

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of September 30, 2005; and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

LMR Land Company, Ltd.
	By:	222 LMR, Ltd.
General Partner
		By:	222 PARTNERS, INC.
general partner
Date: November 14, 2005			By:	Steven D. Ezell
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

    Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of September 30, 2005, and

    Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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

LMR Land Company, Ltd.
	By:	222 LMR, Ltd.
General Partner
		By:	222 PARTNERS, INC.
general partner
Date: November 14, 2005			By:	Michael A. Hartley
Vice President

exhibit

LMR LAND COMPANY, LTD.
Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of LMR Land Company, Ltd. on Form 10-QSB for the quarter ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

LMR Land Company, Ltd.
	By:	222 LMR, Ltd.
General Partner
		By:	222 PARTNERS, INC.
general partner
Date: November 14, 2005			By:	Steven D. Ezell
President

exhibit

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of LMR Land Company, Ltd. on Form 10-QSB for the quarter ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

LMR Land Company, Ltd.
	By:	222 LMR, Ltd.
General Partner
		By:	222 PARTNERS, INC.
general partner
Date: November 14, 2005			By:	Michael A. Hartley
Vice President

index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on  its behalf by the undersigned, thereunto duly authorized.

LMR LAND COMPANY, LTD.
By: 222 LMR, Ltd.
General Partner

By: 222 Partners, Inc.
General Partner

DATE: November 14, 2005	By: /s/Steven D. Ezell
President and Chief Executive Officer

DATE: November 14, 2005	By: /s/Michael A. Hartley
Vice President and Chief Financial Officer